Form 10QSB
period 2005-03-31
Discovery Bancorp
filed 2005-07-05
CIK 1313868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to___________________

COMMISSION FILE No.: 333-122090

DISCOVERY BANCORP

Incorporated Under the Laws of the State of California

I.R.S. EMPLOYER IDENTIFICATION NO.: 20-1814766

338 Via Vera Cruz
San Marcos, California 92078
(760) 736-8900

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐          No ☒

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,037,548 shares of common stock as of June 28, 2005.

DISCOVERY BANCORP

     Discovery Bancorp (“Bancorp” or the “Holding Company”) was incorporated on October 7, 2004, under the laws of the State of California, at the direction of the Board of Directors of Discovery Bank (the “Bank”), for the purpose of becoming the Bank’s holding company. Upon consummation of the holding company reorgaization on June 22, 2005, Bancorp became a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and Bancorp’s principal business is serving as a holding company for the Bank. In addition to serving as the holding company for the Bank, Bancorp, through its wholly-owned subsidiary, Celtic Merger Corp., intends to acquire certain assets and assume certain liabilities of Celtic Capital Corporation (“Celtic”).

     At March 31, 2005, the bank holding company reorganization was not consummated and Bancorp was a shell corporation with one shareholder holding 200 shares of common stock. Bancorp had nominal assets, liabilities and shareholder’s equity, with Bancorp having incurred expenses related to its organization, the proposed Celtic acquisition, and a proposed offering intended to raise capital to cover Bancorp’s organizational costs, the Celtic acquisition and to provide additional capital for the Bank and for Bancorp.

     This Quarterly Report on Form 10-QSB provides financial information regarding Bancorp as of and for the organizational period ending March 31, 2005. Because of the then pending acquisition of the Bank (which was consummated on June 22, 2005) and the pending Celtic transaction, information regarding the Bank and Celtic as of and for the periods ending March 31, 2005 and 2004 are also included in this Report. Also included with this Report are pro forma financials reflecting the Celtic acquisition and the proposed offering.

Part I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY BANCORP
UNAUDITED FINANCIAL STATEMENTS

DISCOVERY BANCORP
BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
Cash & Due From Banks	$50,034	$6,930
Prepaid acquisition costs	67,133	38,133

TOTAL ASSETS	$117,167	$45,063

LIABILITIES
Loans payable to Directors of Discovery Bank	$277,000	$100,000
Accrued interest payable and other liabilities	—	—

TOTAL LIABILITIES	277,000	100,000

STOCKHOLDER’S DEFICIT
Common stock, no par value: authorized 10,000,000 shares, issued and outstanding 200 shares at March 31, 2005	2,000	2,000
Accumulated deficit	(161,833)	(56,937)

TOTAL STOCKHOLDER’S DEFICIT	(159,833)	(54,937)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$117,167	$45,063

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP
STATEMENTS OF OPERATIONS (UNAUDITED)

		From Inception Of
	For The Three	Operations On
	Months Ended	October 7, 2004 to
	March 31, 2005	December 31, 2004
INTEREST INCOME:
Interest income	$—	$—

NON — INTEREST EXPENSE:
Accounting	65,163	10,831
Legal	36,985	46,106
Office supplies	242	—
Other operating	2,506	—

	104,896	56,937

LOSS BEFORE INCOME TAXES	(104,896)	(56,937)
INCOME TAX PROVISION	—	—

NET LOSS	$(104,896)	$(56,937)

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP

STATEMENTS OF STOCKHOLDER’S DEFICIT (UNAUDITED)

	Common Stock no par value;
	10,000,000 shares authorized			Total
	Shares		Accumulated	Shareholder’s
	Outstanding	Amount	Deficit	Deficit
Balance at inception, October 7, 2004	—	$—	$—	$—
Proceeds from issuance of capital stock	200	2,000	—	2,000
Net loss for the period from inception of operations on October 7, 2004 to December 31, 2004	—	—	(56,937)	(56,937)

Balance, December 31, 2004	200	2,000	(56,937)	(54,937)
Net loss for the three months ended March 31, 2005	—	—	(104,896)	(104,896)

Balance, March 31, 2005	200	$2,000	$(161,833)	$(159,833)

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP

STATEMENTS OF CASH FLOWS (UNAUDITED)

		From Inception Of
		Operations On
	Three Months Ended	October 7, 2004 to
	March 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,896)	$(56,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid acquisition costs	(29,000)	(38,133)

Net cash used in operating activities	(133,896)	(95,070)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loans payable to Directors of Discovery Bank	177,000	100,000
Proceeds from sale of common stock	—	2,000

Increase in cash and cash equivalents	43,104	102,000

Cash, beginning of period	6,930	—

End of period	$50,034	$6,930

The accompanying notes are an integral part of these financial statements.

FOOTNOTES TO UNAUDITED FINACNIAL STATEMENTS

Note #1 – Summary of Significant Accounting Policies

The Statements of Financial Condition, Statements of Operations, and Statements of Cash Flows for the periods ended March 31, 2005, have been prepared by Discovery Bancorp but were not audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition as of or for the periods ended March 31, 2005 have been recorded. Results for the periods ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

Nature of Operations

Discovery Bancorp (the Company) is a bank holding company headquartered in San Marcos, California that will provide through its subsidiary, Discovery Bank (the Bank), a broad array of products and services throughout its operating areas in San Diego County. The Bank operates two branches, which provide commercial and consumer banking services.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the valuation of deferred tax assets, and other-than-temporary impairment losses.

Basis of presentation

These are statements for the Company only and do not include the operations of the Bank.

Income taxes

No income tax benefit has been recorded in the Company’s results of operations because the Company intends to formulate an intercompany tax allocation arrangement and file a consolidated tax return with the Bank. As of March 31, 2005, the Company has not formulated such an arrangement with the Bank.

Subsequent Event

Subsequent to March 31, 2005, the shareholders of Discovery Bank approved the bank holding company reorganization which was consummated on June 22, 2005, resulting in Discovery Bank becoming Discovery Bancorp’s wholly-owned subsidiary.

Note 2. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment, which is a revision of SFAS No. 123.” SFAS No. 123R supersedes APB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. Pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.

The Company plans to transition to the fair value based accounting for stock compensation on January 1, 2006 using the modified version of prospective application (“modified prospective method”). Under the modified prospective method as applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures as presented in the Company’s financial statements prior to the adoption of SFAS No. 123R.

UNAUDITED FINANCIAL STATEMENTS

DISCOVERY BANK

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31,	2005	2004
ASSETS
Cash & Due From Banks	$3,059,934	$2,482,145
Fed Funds Sold	9,315,000	2,885,000

Cash and cash equivalents	12,374,934	5,367,145
Interest-bearing deposits at banks	2,883,226	2,540,842
Investment securities	3,124,590	2,524,863
Common stock, substantially restricted	483,000	276,900
Loans, Net	93,397,712	64,888,537
Accrued interest receivable and other assets	817,132	509,332
Deferred income tax asset, net of valuation allowance	262,412	205,000
Premises and equipment, net	6,065,434	313,351

TOTAL ASSETS	$119,408,440	$76,625,970

LIABILITIES
Deposits
Non-interest-bearing demand	$15,453,496	$12,824,900
Interest-bearing demand	25,647,979	15,175,440
Savings	1,592,333	1,220,072
Time, under $100,000	30,575,940	19,756,786
Time, $100,000 and over	26,606,368	14,721,515

Total deposits	99,876,116	63,698,713
Borrowings	8,500,000	3,000,000
Accrued interest payable and other liabilities	608,104	170,055
STOCKHOLDERS’ EQUITY
Common stock	10,754,630	10,754,630
Accumulated deficit	(283,918)	(1,001,652)
Accumulated other comprehensive income (loss)	(46,492)	4,224

	10,424,220	9,757,202
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,408,440	$76,625,970

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,	2005	2004
INTEREST INCOME
Interest and fees on loans	$1,564,447	$1,012,969
Interest on federal funds sold	39,829	5,209
Interest on securities	25,960	15,341
Other	17,542	16,527

	1,647,778	1,050,046

INTEREST EXPENSE
Deposits	451,361	228,868
Other	55,023	8,011

	506,384	236,879
NET INTEREST INCOME	1,141,394	813,167

PROVISION FOR LOAN LOSSES	158,942	33,411

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	982,452	779,756
NON — INTEREST INCOME
Service charges and other income	153,302	32,044

NON — INTEREST EXPENSE
Salaries and employee benefits	511,341	416,213
Net occupancy	111,378	50,909
Furniture and equipment	66,829	44,352
Data processing	48,323	40,555
Advertising	20,507	22,797
Professional	64,619	52,013
Office supplies	16,969	14,803
Other operating	152,802	92,471

	992,768	734,113
INCOME BEFORE INCOME TAXES	142,986	77,687

INCOME TAX PROVISION	36,740	13,595

NET INCOME	$106,246	$64,092

Earnings per share	$0.10	$0.06
Diluted Earnings per share	$0.10	$0.06

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004

	Common Stock no par value;			Accumulated
	10,000,000 shares authorized			Other	Total
	Shares		Accumulated	Comprehensive	Stockholders'
	Outstanding	Amount	Deficit	Income(Loss)	Equity
Balance, January 1, 2004	1,037,298	$10,754,630	$(1,065,744)	$7,356	$9,696,242
Net income			64,092		64,092
Unrealized losses on investment securities				(3,132)	(3,132)

Total comprehensive income					60,960

Balance, March 31, 2004	1,037,298	$10,754,630	$(1,001,652)	$4,224	$9,757,202

Balance, January 1, 2005	1,037,298	$10,754,630	$(390,167)	$(10,034)	$10,354,429
Net income			106,246		106,246
Unrealized losses on investment securities				(36,458)	(36,458)

Total comprehensive income					55,340
Balance, March 31, 2005	1,037,298	$10,754,630	$(283,918)	$(46,492)	$10,424,220

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MARCH 31,	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$106,246	$64,092
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Provision for loan losses	158,942	33,411
Depreciation and amortization	93,428	28,086
Amortization of deferred loan fees	(56,430)	(45,726)
Deferred tax assets	29,188
Accrued interest receivable and other assets	(275,278)	(96,793)
Accrued interest payable and other liabilities	373,734	50,353

Net cash provided by/ (used in) operating activities	429,830	33,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(225,262)	(105,109)
Capitalization of deferred loan fees	58,567	36,034
Purchases of interest bearing deposits at banks	(191,603)	(7,548)
Purchase of common stock substantially restricted	—	(3,100)
Sales, maturities and paydowns of securities available-for-sale	49,723	1047,411
Purchases of securities available-for-sale	(505,039)	(1,000,000)
Net change in loans	(13,522,218)	(4,976,676)

Net cash used for investing activities	(14,335,832)	(5,008,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings net of repayments	(500,000)	(1,305,000)
Net change in deposits	20,197,060	9,537,322

Net cash provided by financing activities	19,697,060	8,232,322

Increase in cash and cash equivalents	5,791,058	3,256,757
CASH AND CASH EQUIVALENTS BALANCE
Beginning of year or period	6,583,876	2,110,388

End of year or period	$12,374,934	$5,367,145

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes	$—	$34,852

Interest	$435,228	$162,001

Supplemental Disclosures of Noncash Activities
Total change in unrealized (gains) losses on securities available-for-sale	$(36,458)	$(3,132)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note #1 – Summary of Significant Accounting Policies

The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows for the periods ended March 31, 2005 and 2004, have been prepared by Discovery Bank but were not audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial condition as of or for the period ended March 31, 2005 and 2004 have been made. Results for the three-month period ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or the year as a whole. These financial statements should be read in conjunction with the Bank’s audited financial statement as of and for the year ended December 31, 2004.

Note #2 – Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Bank’s December 31, 2004 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Note #3 – Stock option plan

The Bank has a stock-based employee compensation plan. The Bank accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock as of the grant date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (as amended by SFAS No. 148) the Bank is required to disclose the pro forma effect on earnings of stock options granted, had compensation cost been recognized over the vesting period of the options based on a fair value of the options.

The following table illustrates the effect on net income if the Bank had applied the fair value recognition provisions of FASB Statement No. 123(r), “Accounting for Share-Based Payments,” to stock-based employee compensation. The significant assumptions used by the Bank’s management in computing these amounts are disclosed in Note 12 to the Bank’s audited financial statements.

	2005	2004
Net income	$106,246	$64,097
Additional compensation for fair value of stock options	14,644	5,763

Pro forma net income	$91,602	$58,329

Note #4 – Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding stock options, and are determined using the treasury stock method.

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2005:

		Weighted
		Average Shares	Per Share
	Net Income	Outstanding	Amount
Basic EPS:
Income available to common shareholders	$106,246	1,037,298	$0.10
Effect of dilutive securities:
Stock options	—	65,197	(0.00)

Diluted EPS:
Income available to common shareholders	$106,246	1,102,495	$0.10

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2004:

		Weighted
		Average Shares	Per Share
	Net Income	Outstanding	Amount
Basic EPS:
Income available to common shareholders	$64,092	1,037,298	$0.06
Effect of dilutive securities:
Stock options	—	46,830	(0.00)

Diluted EPS:
Income available to common shareholders	$64,092	1,084,128	$0.06

Note #5 – New accounting pronouncements

     FASB 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

     Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

     This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

     This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

     This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

     This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

     At March 31, 2005 the Bank had no changes in accounting principles.

     In June 2004, the Emerging Issues Task Force of the FASB issued final guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than -temporary, and (3) recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance was effective for reporting periods beginning after June 15, 2004. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.

     The adoption of this EITF did not have a material impact on the Bank’s financial statements. At March 31, 2005, management believes the impairments described above are temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statement of income.

     On March 9, 2004, the Staff of the Securities and Exchange Commission (the “SEC Staff”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides guidance on the initial recognition and measurement of loan commitments that meet the definition of a derivative, and summarizes the related disclosure requirements. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into, or substantially modified, on or after April 1, 2004. SAB 105 addresses loan commitments that the Financial Accounting Standards Board (FASB) defines as derivatives in paragraph 6 of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 133”). These loan commitments relate to the origination of mortgage loans that will be held for sale. SAB 105 does not apply to (1) commitments to purchase mortgage loans that do not meet the definition of a derivative under paragraph 6 of FAS 133 or (2) commitments that are explicitly excluded from the scope of FAS 133 (i.e., commitments to originate mortgage loans that will be held for investment purposes and loan commitments to originate other types of loans). The Bank does not currently originate mortgage loans to be held for sale. If that should change in the future, we would take SAB 105 into consideration but do not expect it to have a material impact on the Company’s financial condition or operating results.

[MOSS ADAMS LLP LETTERHEAD]

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Discovery Bank

We have audited the accompanying consolidated balance sheets of Discovery Bank and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Bank and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Los Angeles, California
February 14, 2005

DISCOVERY BANK
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2004	2003
ASSETS
Cash and due from banks	$1,638,876	$1,495,388
Federal funds sold	4,945,000	615,000

Cash and cash equivalents	6,583,876	2,110,388
Interest-bearing deposits at banks	2,691,623	2,533,294
Investment securities, available-for-sale	2,705,734	2,568,846
Common stocks substantially restricted	483,000	273,800
Loans, net	80,036,566	59,935,580
Deferred income tax asset, net of valuation allowance	291,600	205,000
Premises and equipment, net	5,933,602	242,888
Accrued interest receivable and other assets	541,854	412,540

TOTAL ASSETS	$99,267,855	$68,282,336

LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
Non-interest-bearing demand	$14,768,302	$9,406,444
Interest-bearing demand	27,487,866	14,945,397
Savings	1,449,503	819,653
Time, under $100,000	18,035,413	17,034,658
Time, $100,000 and over	17,937,972	11,955,238

Total deposits	79,679,056	54,161,390
Borrowings	9,000,000	4,305,000
Accrued interest payable and other liabilities	234,368	119,704

TOTAL LIABILITIES	88,913,424	58,586,094

Commitments and contingencies (Note 9 and 13)

STOCKHOLDERS’ EQUITY
Common stock	10,754,630	10,754,630
Accumulated deficit	(390,167)	(1,065,744)
Accumulated other comprehensive income	(10,034)	7,356
	10,354,429	9,696,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,267,855	$68,282,336

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK
CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,	2004	2003
INTEREST INCOME
Interest and fees on loans	$4,805,935	$3,172,662
Interest on federal funds sold	49,136	40,094
Interest on securities	77,782	47,148
Other	71,715	32,355

	5,004,568	3,292,259

INTEREST EXPENSE
Deposits	1,105,032	850,093
Other	75,302	15,983

	1,180,334	866,076
NET INTEREST INCOME	3,824,234	2,426,183

PROVISION FOR LOAN LOSSES	237,798	288,589

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,586,436	2,137,594

NON — INTEREST INCOME
Service charges and other income	152,379	456,786

NON — INTEREST EXPENSE
Salaries and employee benefits	1,836,912	1,310,738
Occupancy	130,312	190,190
Furniture and equipment	173,392	97,032
Data processing	182,226	125,823
Advertising	89,281	147,077
Professional	227,932	120,423
Office supplies	54,554	28,035
Other operating	454,429	284,385

	3,149,038	2,303,703

INCOME BEFORE INCOME TAXES	589,777	290,677
INCOME TAX BENEFIT	(85,800)	(149,200)

NET INCOME	$675,577	$439,877

Earnings per share	$0.65	$0.49

Diluted Earnings per share	$0.61	$0.46

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

	Common Stock, No Par Value			Accumulated
	10,000,000 Shares Authorized			Other	Total
	Shares		Accumulated	Comprehensive	Shareholders'
	Outstanding	Amount	Deficit	Income (Loss)	Equity
Balance December 31, 2002	795,298	7,669,642	$(1,505,620)	$13,608	$6,177,630
Proceeds from Offering	242,000	3,084,988			3,084,988
Net Income			439,876		439,876
Unrealized Gains on Investments				(6,252)	(6,252)
Total Comprehensive Loss.					433,624

Balance December 31, 2003	1,037,298	10,754,630	(1,065,744)	7,356	9,696,242
Net Income			675,577		675,577
Unrealized Losses on Investments				(17,390)	(17,390)

Total Comprehensive Loss.					658,187
Balance December 31, 2004	1,037,298	$10,754,630	$(390,167)	$(10,034)	$10,354,429

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$675,577	$439,876
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Provision for loan losses	237,798	288,589
Depreciation and amortization	161,163	86,282
Amortization of deferred loan fees	(234,573)	(51,237)
Loss on disposal of fixed assets	1,986	—
Change in:
Deferred tax assets	(86,600)	(205,000)
Accrued interest receivable and other assets	(129,314)	(171,885)
Accrued interest payable and other liabilities	114,664	(262,112)

Net cash provided by/ (used in) operating activities	740,701	124,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(5,872,637)	(116,019)
Proceeds from sales of premises and equipment	19,986
Capitalization of deferred loan fees	213,086	132,797
Purchases of interest bearing deposits at banks	(158,329)	(2,533,294)
Redemption of interest bearing deposits at banks	—	498,000
Purchase of common stock substantially restricted	(209,200)	(213,800)
Sales, maturities and paydowns of securities available-for-sale	2,343,776	—
Purchases of securities available-for-sale	(2,492,600)	(1,980,877)
Net change in loans	(20,384,931)	(23,103,655)

Net cash used for investing activities	(26,540,849)	(27,316,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of repayments	4,755,968	4,305,000
Proceeds from issuance of common stock, net of capital raising costs	—	3,084,988
Net change in deposits	25,517,668	18,765,575

Net cash provided by financing activities	30,273,636	26,155,563

(Decrease) Increase in cash and cash equivalents	4,473,488	(1,036,772)

CASH AND CASH EQUIVALENTS BALANCE
Beginning of year or period	2,110,388	3,147,160

End of year or period	$6,583,876	$2,110,388

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes	$28,500	$800

Interest	$1,159,713	$863,597

Supplemental Disclosures of Noncash Activities
Total change in unrealized (gains) losses on securities available-for-sale	$(17,390)	$(6,252)

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - Discovery Bank (hereinafter the “Bank”) operates under a state charter, granted in September 2001, and provides a full range of banking services to individual and corporate customers through two branches located in San Marcos and Poway, California. The Bank, which commenced operations in September 2001, under the name Discovery Valley Bank, generates commercial and consumer loans and receives deposits from customers located primarily in San Diego County, California and the surrounding areas. As a state bank, the Bank is subject to regulation by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). On December 26, 2002, the stockholders approved a change in name from Discovery Valley Bank to Discovery Bank. The Bank’s articles of incorporation were amended in January 2003.

     The Bank was organized by the issuance of 795,298 shares of common stock, the proceeds of which amounted to $7,669,642, net of capital raising costs and expenses. During the year ended December 31, 2003, the Bank underwent a secondary offering which resulted in the issuance of an additional 242,000 shares of common stock, the proceeds of which amounted to $3,084,988, net of capital raising costs and expenses. In conjunction with the secondary offering, the Bank also issued 60,500 warrants.

     The Bank is also authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2004 and 2003, there was no preferred stock issued and outstanding.

     During the third quarter of 2004, the Bank formed a wholly owned subsidiary, San Marcos Building, LLC, for the purpose of purchasing a 28,000 square foot, two-story commercial building to house the Bank’s corporate offices and head branch location. The Bank occupies approximately 13,000 square feet with the remaining space leased on a short term basis. Net assets of the subsidiary consisting of the premise and land of $5,107,383 is reflected as premises within the consolidated financial statements.

     Financial Statement Presentation and Use of Estimates - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the balance sheet date. These estimates also affect the amounts of revenues and expenses reported during the period. Actual results could differ from the estimated amounts.

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

     Concentrations of Credit Risk - Assets and liabilities that subject the Bank to concentrations of credit risk consist of interest bearing deposits at other banks, investments, loans, and deposits. Most of the Bank’s customers are located within San Diego County and the surrounding areas. The types of securities the Bank invests in are discussed in Note 2 and the Bank’s primary lending products are discussed in Note 3. For the years ended December 31, 2004 and 2003, the Bank did not have any significant concentrations to any one customer or industry. The Bank obtains what it believes to be sufficient collateral to secure potential losses. The extent and value of the collateral varies based upon the details underlying each loan agreement.

     As of December 31, 2004 and 2003, the Bank had cash deposits at other financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with major financial institutions, management believes the risk of loss to be minimal. The Bank is required to keep a cash balance at Pacific Coast Bankers Bank equal to $100,000 as of December 31, 2004.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents - For purposes of the statement of cash flows, cash and cash equivalents includes cash, balances due from banks, and federal funds sold, that are purchased with an original maturity date less than ninety days.

     Certificates of deposit — Interest-bearing deposits in banks are purchased with an original maturity date greater than ninety days, mature within one to five years and are carried at cost.

     Securities — The Bank is required to specifically identify its securities as “held-to-maturity,” “available-for-sale” or “trading” securities. The Bank invested in no securities that were classified as “trading” or “held-to-maturity” during the years ended December 31, 2004 and 2003.

     Securities available-for-sale consist of securities not classified as trading securities or as securities held-to-maturity. Securities available-for-sale are recorded at fair value. Fair value for these investment securities are based on quoted market prices. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income (loss) and carried as accumulated comprehensive income (loss) within stockholders’ equity until realized.

     Premiums and discounts on purchased securities are recognized as interest income using the effective interest method over the term of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     Loans — The Bank grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate throughout San Diego County and the surrounding areas. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

     Loans that management has the intent and ability to hold for the foreseeable future, until maturity or until pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the straight line interest method which approximates the effective interest method.

     The accrual of interest on loans is discontinued at the time a loan becomes ninety-days delinquent unless the credit is well secured and in process of collection. In some cases, loans can be placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful.

     All interest accrued, but not collected, for loans that are placed on nonaccrual or are charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due become current and future payments are reasonably assured.

     Allowance For Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of loan principal becomes unlikely. Subsequent recoveries, if any, are credited to the allowance.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The allowance for loan losses is evaluated on an ongoing basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, changes in the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, construction, and consumer term loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Premises and Equipment — Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to twenty five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of improvements. Maintenance and repairs are expensed as incurred while major improvements or additions are capitalized. Gains and losses on dispositions are included in current operations.

     Advertising Costs — Advertising costs are expensed in the period incurred.

     Financial Instruments — In the ordinary course of business, the Bank has entered into off-balance sheet agreements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     Income Taxes — The Bank records its provision for income taxes under the liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank’s financial statements and its tax return. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs.

     Employee Benefit Plan — The Bank’s contributions to the qualifying employee retirement plan are recorded as compensation cost in the period incurred.

     Stock Option Plan — The Bank has a stock-based employee compensation plan, which is described more fully in Note 12. The Bank accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In December 2004, the FASB issued SFAS no. 123 (revised 2004), Share-Based Payment. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement is effective for interim periods beginning after June 15, 2005 and requires adoption using a modified prospective application or a modified retrospective application. The Bank has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations. Disclosure required under SFAS No. 123 is shown below.

     The following table illustrates the effect on net income if the Bank had applied the fair value recognition provisions of FASB Statement No. 123 (r), “Accounting for Share-Based Payments,” to stock-based employee compensation. The significant assumptions used by the Bank’s management in computing these amounts are disclosed in Note 12.

	2004	2003
Net income	$675,577	$439,876
Additional compensation for fair value of stock options	107,282	71,139

Pro forma net income	$568,295	$368,737

     Earnings Per Share (EPS) — Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding stock options, and are determined using the treasury stock method.

     The following is a reconciliation of basic EPS to diluted EPS for the year ended December 31, 2004:

		Weighted Average	Per Share
	Net Income	Shares Outstanding	Amount
Basic EPS:
Income available to common shareholders	$675,577	1,037,298	$0.65
Effect of dilutive securities:
Stock options	—	58,157	(0.04)

Diluted EPS:
Income available to common shareholders	$675,577	1,095,455	$0.61

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The following is a reconciliation of basic EPS to diluted EPS for the year ended December 31, 2003:

			Per
		Weighted Average	Share
	Net Income	Shares Outstanding	Amount
Basic EPS:
Income available to common shareholders	$439,876	897,017	$0.49
Effect of dilutive securities:
Stock options	—	38,957	(0.03)

Diluted EPS:
Income available to common shareholders	$439,876	935,974	$0.46

     Comprehensive Income — Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in stockholders’ equity from non-owner sources, such as unrealized gains and losses on available-for-sale securities, are reported with net income as comprehensive income and shown as a separate component of the equity section on the balance sheet. For the years ended December 31, 2004 and 2003, unrealized holding gains (losses) on available-for-sale securities were the only items of other comprehensive income.

     Federal Home Loan Bank and Pacific Coast Bankers Bank Stock — As a member of the Federal Home Loan Bank (FHLB), the Bank is required to purchase FHLB stock in accordance with its advances, securities, and deposit agreement. The stock is substantially restricted and may be redeemed at par value, however only in connection with the Bank surrendering its FHLB membership. The Bank also invests in the stock of Pacific Coast Bankers Bank (PCBB), in connection with its advance and correspondent banking arrangement with PCBB. These investments are carried at cost as of December 31, 2004 and 2003.

     In June 2004, the Emerging Issues Task Force of the FASB issued final guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance was effective for reporting periods beginning after June 15, 2004. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.

     The adoption of this EITF did not have a material impact on the Bank’s financial statements. At December 31, 2004 and December 31, 2003, management believes the impairments described above are temporary and, accordingly, no impairment loss has been recognized in the Bank’s statement of income.

     On March 9, 2004, the Staff of the Securities and Exchange Commission (the “SEC Staff”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides guidance on the initial recognition and measurement of loan commitments that meet the definition of a derivative, and summarizes the related disclosure requirements. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into, or substantially modified, on or after April 1, 2004. SAB 105

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

addresses loan commitments that the Financial Accounting Standards Board (FASB) defines as derivatives in paragraph 6 of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 133”). These loan commitments relate to the origination of mortgage loans that will be held for sale. SAB 105 does not apply to (1) commitments to purchase mortgage loans that do not meet the definition of a derivative under paragraph 6 of FAS 133 or (2) commitments that are explicitly excluded from the scope of FAS 133 (i.e., commitments to originate mortgage loans that will be held for investment purposes and loan commitments to originate other types of loans). The Bank does not currently originate mortgage loans to be held for sale. If that should change in the future, we would take SAB 105 into consideration but do not expect it to have a material impact on the Bank’s financial condition or operating results.

     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than contractual amounts, establishes the investor’s estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective from loans acquired in years beginning after December 15, 2004. Since this SOP applies only to transfers after 2004, this Statement will have no impact on the Bank’s financial position or results of operation at adoption.

NOTE 2 — INVESTMENT SECURITIES

     The Bank’s securities are available-for-sale. The amortized cost of securities and their approximate fair values as of December 31 are:

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government agency Securities	$2,715,768	$6,141	$(16,175)	$2,705,734

Total securities	$2,715,768	$6,141	$(16,175)	$2,705,734

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENT SECURITIES (Continued)

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government agency Securities	$1,645,672	$17,806	$(969)	$1,662,509
Mutual funds	915,818	$—	(9,481)	906,337

Total securities	$2,561,490	$17,806	$(10,450)	$2,568,846

     For the year ended December 31, 2004, the investment securities have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The unrealized losses amount to $16,175 as of December 31, 2004. No securities were in an unrealized loss position for more than one year.

     The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

     The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2004, by contractual or expected maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$250,000	$251,325
Due after one year through five years	1,811,129	1,807,690
Due after five years	654,639	646,719

Totals	$2,715,766	$2,705,734

     During the year ended December 31, 2004 the Bank sold mutual funds, the proceeds amounted to $920,893. During the year ended December 31, 2003 there were no securities sold.

     The Bank did not have securities pledged to secure public deposits at December 31, 2004 or 2003. At December 31, 2004 the bank had no securities pledged as collateral. At December 31, 2003, the Bank had $1,500,000 in securities pledged as collateral in accordance with their line of credit agreement with Federal Home Loan Bank.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS

     The major classifications of loans at December 31 are summarized as follows:

	2004	2003
Real estate	$49,663,687	$40,283,738
Commercial	26,001,621	17,473,037
Consumer	5,545,858	3,069,460

Gross loans	81,211,166	60,826,235
Less: deferred loan fees	(176,463)	(130,316)
Less: allowance for loan losses	(998,137)	(760,339)

	$80,036,566	$59,935,580

     At December 31 2004 and 2003, respectively $ 17,017,384 and $8,706,979 were pledged as collateral for Federal Home Loan Bank revolving line of credit. See Note # 6

     Transactions in the allowance for loan losses are summarized as follows:

	2004	2003
Balance, beginning of year	$760,339	$471,750
Provision for loan losses charged to expense	237,798	288,589
Loans charged-off	—	—
Recoveries of loans previously charged-off	—	—

Balance, end of year	$998,137	$760,339

     There were no loans past due, not accruing interest or considered impaired as of December 31, 2004 or 2003.

NOTE 4 — PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following at December 31:

	2004	2003
Building	$4,107,383	$—
Equipment, furniture and fixtures	1,001,737	302,625
Leasehold improvements	—	117,095
Land	1,000,000	—

	6,109,120	419,720
Less: accumulated depreciation and amortization	(175,518)	(176,832)

Premises and equipment, net	$5,933,602	$242,888

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DEPOSITS

     At December 31, 2004, the scheduled maturities of time deposits are as follows:

	Time Deposits	Time Deposits
	< $100,000	> $100,000
2005	$18,035,413	$17,937,972
2006	—	—
Thereafter	—	—

	$18,035,413	$17,937,972

NOTE 6 — BORROWINGS

     The Bank has a continuous revolving line of credit with Federal Home Loan Bank (FHLB) providing for working capital advances up to $9,834,000. Borrowings are payable on demand and are fully collateralized by certain Bank assets. Interest on outstanding borrowings accrues at the rates negotiated at the time of borrowing which range from 1.12% to 2.31% during 2004. The Bank had $9,000,000 outstanding against the line as of December 31, 2004 at a rate of 2.35%. The Bank had $4,305,000 outstanding against the line as of December 31, 2003.

     The Bank has an unsecured line of credit with Pacific Coast Bankers Bank (PCBB) providing for fed fund purchases up to $2,500,000. Interest on outstanding borrowings accrues at the PCBB daily fed fund rate. The Bank had no outstanding borrowings against the line as of December 31, 2004 and 2003.

NOTE 7 — INCOME TAXES

     The provision for income taxes consisted of the following for the periods ended December 31:

	2004	2003
Current:
Federal	$—	$—
State	800	55,800

	800	55,800

Deferred:
Federal	148,800	73,530
State	71,100	27,970

	219,900	101,500

Increase (decrease) in valuation allowance	(306,500)	(306,500)

(Benefit) provision for income taxes	(85,800)	$(149,200)

     The following summarizes the differences between the provision for income taxes for financial statement purposes and the federal statutory rate of 34% for the years ended December 31, 2004 and December 31, 2003.

	2004	2003
Tax provision at federal statutory rate	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.1	7.1
Permanent adjustments	.1	1.3
Other	(3.7)	11.6
Increase (decrease) in valuation allowance	(52.0)	(105.3)

Tax (benefit) provision	(14.5)%	(51.3)%

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (Continued)

     The components of the net deferred tax asset are as follows at December 31:

	2004	2003
Depreciation	$(114,700)	$(65,337)
Allowance for loan losses	315,200	312,500
Certain prepaid assets	(46,200)	(48,109)
Federal net operating loss carryforward	150,900	255,488
California net operating loss carryforward	41,200	-0-
Organizational expenditures and start-up costs	46,500	41,086
Accrual to cash adjustment	(101,300)	15,872

Deferred tax asset	291,600	511,500
Less valuation allowance	-0-	(306,500)

Net deferred tax asset	$291,600	$205,000

     As of December 31, 2004, the Bank has net operating loss carryforwards of approximately $444,000 and $575,000 available to reduce future federal and state taxable income, respectively. The net operating loss carryforwards begin expiring in 2021 and expire through 2022. Prior to 2004, the State of California suspended corporations from utilizing net operating losses. In 2004 the Company utilized $570,000 of net operating losses on its California income tax filing. The Bank recognizes its remaining California net operating losses as a deferred tax asset at December 31, 2004.

     In 2004, the Bank has recognized net deferred tax assets. Management believes that the Bank will realize the deferred tax benefit in the normal course of business. The Bank has eliminated the valuation allowance based upon forecasts that show sufficient taxable income prior to the net operating loss expiring.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — REGULATORY CAPITAL

     The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under existing state laws, the Bank is restricted in its ability to pay dividends.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, all of which are defined in the regulations.

     To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Management believes the institution is well capitalized under the prompt corrective action provisions.

     The Bank’s required and actual capital amounts and ratios are as follows:

			Minimum Capital		Minimum To Be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:
Total Risk-based Capital to Risk Weighted Assets	$11,385,000	12.41%	$7,341,000	8.00%	$9,176,000	10.00%
Tier 1 Capital to Risk - Weighted Assets	$10,365,000	11.30%	$3,670,000	4.00%	$5,505,000	6.00%
Tier 1 Capital to Average Assets	$10,365,000	10.57%	$3,923,000	4.00%	$4,904,000	5.00%

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — REGULATORY CAPITAL (Continued)

			Minimum Capital		Minimum To Be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Total Risk-based Capital to Risk Weighted Assets	$10,400,000	16.23%	$5,146,000	8.00%	$6,433,000	10.00%
Tier 1 Capital to Risk - Weighted Assets	$9,680,000	15.05%	$2,573,000	4.00%	$3,860,000	6.00%
Tier 1 Capital to Average Assets	$9,680,000	15.27%	$2,536,000	4.00%	$3,171,000	5.00%

NOTE 9 — LEASE COMMITMENTS

     The Bank leased its main office space, branch facility, and a loan operations center under various operating leases expiring through June 2007. Rent expense for the years ended December 31, 2004 and 2003 was approximately $154,000 and $136,000, respectively. Approximately $39,000 of the 2004 costs were for lease termination expenses, as the Bank terminated these leases effective December 15, 2004.

     In July 2004 the Bank purchased a headquarters building for $4,950,000 and made improvements of approximately $500,000. The Bank occupied the building on December 6, 2004. Occupancy expense for December 31, 2004 includes rental income of $219,902 resulting in net occupancy expense of $130,312.

     Minimum Payments required under non-cancelable operating leases with terms in excess of one year are as follows for years ending December 31:

2008	$32,581
2009	32,580
2010	27,150

NOTE 10 — RELATED PARTY TRANSACTIONS

     The Bank grants loans to and accepts deposits from directors, major stockholders and officers as well as entities with which these individuals are associated. Management believes these transactions were made in the ordinary course of business under substantially the same terms and conditions, including interest rates and collateral requirements, as comparable transactions with other customers, and did not involve more than normal credit risk or present other unfavorable features. Loan balances outstanding from related parties at December 31, 2004 and 2003 were approximately $4,010,000 and $1,784,000, respectively. Deposits from related parties at December 31, 2004 and 2003 were $2,700,000 and $1,189,000, respectively.

     The following chart represents related party loan transactions during the periods of December 31, 2002 to December 31, 2003 and December 31, 2003 to December 31, 2004.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS (Continued)

Related Party Loan Transactions

12-31-03 Beginning Balance	Additions	Repayment	2004 Ending Balance
$1,784,000	$3,258,000	$1,032,000	$4,010,000

12-31-02 Beginning Balance	Additions	Repayment	2003 Ending Balance
$496,000	$1,677,000	$389,000	$1,784,000

NOTE 11 — EMPLOYEE BENEFIT PLAN

     The Bank has a 401(k) plan, established during fiscal year 2002, whereby substantially all employees are eligible to participate. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the 401(k) plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2004 and 2003, the Bank contributed $32,459 and $15,650, respectively, to the 401(k) plan.

NOTE 12 — STOCK OPTION PLAN

     The Bank has a stock option plan (hereinafter the “Plan”), which provides for non-qualified stock options for non-officer directors and incentive stock options for employees for a maximum of 250,000 shares of authorized common stock. Pursuant to the Plan, the Bank has awarded options at the initial offering price of $10 per share to directors and employees. The options granted vest and become exercisable in incremental percentages over five years from the grant date and expire ten years after grant.

     The pro forma information disclosed in Note 1 portrays as compensation the value of stock options granted using an option valuation model. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 2004 and 2003 is allocated to pro forma earnings over the vesting period of the options. The following assumptions were used to estimate the fair value of the stock options granted:

	2004	2003
Vesting period	5 Years	5 Years
Risk-free interest rate	4.19%	3.99%
Dividend yield rate	0%	0%
Price volatility	23%	25%
Weighted average expected life of options	5 Years	5 Years

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCK OPTION PLAN (Continued)

     Stock option transactions were:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise Price		Exercise Price of
	Grand Options	of Shares Under	Granted Options	Shares Under
	for Common Stock	Plan	for Common Stock	Plan
Beginning balance	173,326	10.54	140,092	10.00
Granted	33,884	15.64	34,234	10.62
Exercised	—	—	—	—
Forfeited	(1,000)	11.30	(1,000)	10.00

Ending Balance	206,210	11.38	173,326	10.54

     The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Number
	Outstanding	Life	Price	Exercisable
Incentive stock options	80,268	7.5 Years	$11.42	39,491
Non-qualified options	125,942	7.5 Years	$11.42	54,061

	206,210	7.5 Years	$11.38	93,552

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003
Unfunded commitments under lines of credit	$21,896,174	$17,516,235
Commercial and standby letters of credit	482,137	312,681

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. All standby letters of credit issued by the Bank expire within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments, if deemed necessary.

     Lines of credit and commercial and standby letters of credit are variable rate loans generally tied to the prime rate or other variable indexes.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.

     Because no quoted market price exists for a significant portion of the Bank’s financial instruments, the fair values of such financial instruments are derived based on the amount and timing of future cash flows, estimated discount rates, as well as management’s best judgment with respect to current economic conditions. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision.

     The fair value information provided is indicative of the estimated fair values of those financial instruments and should not be interpreted as an estimate of the fair market value of the Bank taken as a whole. The disclosures do not address the value of recognized and unrecognized nonfinancial assets and liabilities or the value of future anticipated business. In addition, tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.

     The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2004 and 2003:

     Cash and short-term investments - These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.

     Investment securities, available-for-sale - Investment securities, available-for-sale, are reported at their fair values based on quoted market prices.

     Loans - Fair values were estimated for performing loans by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loans.

     Deposits - The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2004 and 2003. The fair value of time deposits were the amounts payable at maturity as all time deposits mature within one year.

     Short-term borrowings - For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

DISCOVERY BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Commitments to extend credit and letters of credit - The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2004 and 2003.

     The following table presents the carrying amounts and fair values of financial instruments at December 31:

	2004		2003
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
FINANCIAL ASSETS
Cash and other short term Investments	$6,583,876	$6,583,876	$2,110,388	$2,110,388
Interest-bearing deposits with Banks	2,691,623	2,691,623	2,533,294	2,533,294
Investment securities, available for sale	2,705,734	2,705,734	2,568,846	2,568,846
Loans	80,036,566	79,616,594	59,935,580	59,905,845
FINANCIAL LIABILITIES
Deposits	$79,679,058	$79,679,058	$54,161,390	$54,161,390
Borrowings	9,000,000	9,000,000	4,305,000	4,305,000

NOTE 15 — EMPLOYMENT AGREEMENTS

     The Bank has entered into employment agreements with certain employees which provide for annual bonuses based upon a predetermined formula, company owned automobiles, expense reimbursements, stock options, and standard and customary medical, dental, and life insurance benefits. The agreements also provide for severance compensation for termination without cause.

[MOSS ADAMS LLP LETTERHEAD]

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Discovery Bank

We have audited the accompanying balance sheets of Discovery Bank as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Bank as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Los Angeles, California
January 13, 2004

DISCOVERY BANK

BALANCE SHEETS

DECEMBER 31,	2003	2002
ASSETS
Cash and due from banks	$1,495,388	$1,402,160
Federal funds sold	615,000	1,745,000

Cash and cash equivalents	2,110,388	3,147,160
Interest-bearing deposits at banks	2,533,294	498,000
Investment securities, available-for-sale	2,842,646	654,221
Loans, net	59,935,580	37,202,074
Accrued interest receivable and other assets	412,540	240,655
Deferred income tax asset, net of valuation allowance	205,000	—
Premises and equipment, net	242,888	213,151

TOTAL ASSETS	$68,282,336	$41,955,261

LIABILITIES
Deposits
Non-interest-bearing demand	$9,406,444	$5,834,829
Interest-bearing demand	14,945,397	5,181,688
Savings	819,653	423,849
Time, under $100,000	17,034,658	16,887,312
Time, $100,000 and over	11,955,238	7,068,137

Total deposits	54,161,390	35,395,815

Borrowings	4,305,000	—
Accrued interest payable and other liabilities	119,704	381,816

TOTAL LIABILITIES	58,586,094	35,777,631

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	10,754,630	7,669,642
Accumulated deficit	(1,065,744)	(1,505,620)
Accumulated other comprehensive income	7,356	13,608

	9,696,242	6,177,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,282,336	$41,955,261

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,	2003	2002
INTEREST INCOME
Interest and fees on loans	$3,172,662	$1,709,777
Interest on federal funds sold	40,094	34,649
Interest on securities	47,148	47,176
Other	32,355	14,576

	3,292,259	1,806,178

INTEREST EXPENSE
Deposits	850,093	495,822
Other	15,983	—

	866,076	495,822

NET INTEREST INCOME	2,426,183	1,310,356

PROVISION FOR LOAN LOSSES	288,589	390,713

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,137,594	919,643

NON — INTEREST INCOME
Service charges and other income	456,786	133,095

NON — INTEREST EXPENSE
Salaries and employee benefits	1,310,738	1,048,773
Occupancy	190,190	158,491
Furniture and equipment	97,032	80,923
Data processing	125,823	99,126
Advertising	147,077	66,862
Professional	120,423	144,307
Office supplies	28,035	50,157
Other operating	284,385	131,476

	2,303,703	1,780,115

INCOME (LOSS) BEFORE INCOME TAXES	290,677	(727,377)

INCOME TAX (BENEFIT) PROVISION	(149,200)	800

NET INCOME (LOSS)	$439,877	$(728,177)

Earnings (loss) per share	$0.49	$(0.92)

Diluted Earnings per share	$0.46	$(0.92)

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

	Common Stock no par
	value; 10,000,000 shares			Accumulated
	authorized			Other	Total
	Shares		Accumulated	Comprehensive	Stockholders'
	Outstanding	Amount	Deficit	Income (Loss)	Equity
Balance, December 31, 2001	795,298	$7,669,642	$(777,443)	$(13,437)	$6,878,762
Net loss	—	—	(728,177)	—	(728,177)
Unrealized losses on investment securities	—	—	—	27,045	27,045

Total comprehensive loss					(701,132)

Balance, December 31, 2002	795,298	7,669,642	(1,505,620)	13,608	6,177,630
Proceeds from stock offering	242,000	3,084,988	—	—	3,084,988
Net income	—	—	439,876	—	439,876
Unrealized gains on investment securities	—	—	—	(6,252)	(6,252)

Total comprehensive income					433,624

Balance, December 31, 2003	1,037,298	$10,754,630	$(1,065,744)	$7,356	$9,696,242

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$439,876	$(728,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	288,589	390,713
Depreciation and amortization	86,282	81,507
Amortization of deferred loan fees	(51,237)	(13,138)
Change in:
Deferred tax assets, net	(205,000)	—
Accrued interest receivable and other assets	(171,885)	(157,285)
Accrued interest payable and other liabilities	(262,112)	323,741

Net cash provided by (used in) operating activities	124,513	(102,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(116,019)	(25,732)
Capitalization of deferred loan fees	132,797	60,775
Purchases of certificates of deposit	(2,533,294)	(99,000)
Purchase of FHLB stock	(213,800)	—
Redemption of certificates of deposit	498,000	—
Purchases of securities available-for-sale	(1,980,877)	—
Sales, maturities and paydowns of securities available for sale	0	1,175,139
Net change in loans	(23,103,655)	(31,239,602)

Net cash used for investing activities	(27,316,848)	(30,128,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of capital raising costs	3,084,988	—
Increase in borrowings	4,305,000	—
Net change in deposits	18,765,575	30,491,912

Net cash provided by financing activities	26,155,563	30,491,912

(Decrease) increase in cash and cash equivalents	(1,036,772)	260,853
CASH BALANCE
Beginning of year	3,147,160	2,886,307

End of year	$2,110,388	$3,147,160

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes	$800	$800

Interest	$863,597	$463,715

Supplemental Disclosures of Noncash Activities:
Total change in unrealized (gains) losses on securities available-for-sale	$(6,252)	$27,045

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations - Discovery Bank (hereinafter the “Bank”) operates under a state charter, granted in September 2001, and provides a full range of banking services to individual and corporate customers through one branch located in San Marcos, California. The Bank, which commenced operations in September 2001, under the name Discovery Valley Bank, generates commercial and consumer loans and receives deposits from customers located primarily in San Diego County, California and the surrounding areas. As a state bank, the Bank is subject to regulation by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). On December 26, 2002, the stockholders approved a change in name from Discovery Valley Bank to Discovery Bank. The Bank’s articles of incorporation were amended in January 2003.

     The Bank was organized by the issuance of 795,298 shares of common stock, the proceeds of which amounted to $7,669,642, net of capital raising costs and expenses. During the year ended December 31, 2003, the Bank underwent a secondary offering which resulted in the issuance of an additional 242,000 shares of common stock, the proceeds of which amounted to $3,084,988, net of capital raising costs and expenses. In conjunction with the secondary offering, the Bank also issued 60,500 warrants.

     The Bank is also authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2003 and 2002, there was no preferred stock issued and outstanding.

     Financial Statement Presentation and Use of Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the balance sheet date. These estimates also affect the amounts of revenues and expenses reported during the period. Actual results could differ from the estimated amounts.

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

     Concentrations of Credit Risk - Assets and liabilities that subject the Bank to concentrations of credit risk consist of interest bearing deposits at other banks, investments, loans, and deposits. Most of the Bank’s customers are located within San Diego County and the surrounding areas. The types of securities the Bank invests in are discussed in Note 2 and the Bank’s primary lending products are discussed in Note 3. For the years ended December 31, 2003 and 2002, the Bank did not have any significant concentrations to any one customer or industry. The Bank obtains what it believes to be sufficient collateral to secure potential losses. The extent and value of the collateral varies based upon the details underlying each loan agreement.

     As of December 31, 2003 and 2002, the Bank had cash deposits at other financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with major financial institutions, management believes the risk of loss to be minimal.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, cash and cash equivalents includes cash, balances due from banks, and federal funds sold, that are purchased with an original maturity date less than ninety days.

     Certificates of deposit — Interest-bearing deposits in banks are purchased with an original maturity date greater than ninety days, mature within one to five years and are carried at cost.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Securities — The Bank is required to specifically identify its securities as “held-to-maturity,” “available-for-sale” or “trading” securities. The Bank invested in no securities that were classified as “trading” or “held-to-maturity” during the years ended December 31, 2003 and 2002.

     Securities available-for-sale consist of securities not classified as trading securities or as securities held-to-maturity. Securities available-for-sale are recorded at fair value. Fair value for these investment securities are based on quoted market prices. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income (loss) and carried as accumulated comprehensive income (loss) within stockholders’ equity until realized.

     Premiums and discounts on purchased securities are recognized as interest income using the effective interest method over the term of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     Loans — The Bank grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate throughout San Diego County and the surrounding areas. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

     Loans that management has the intent and ability to hold for the foreseeable future, until maturity or until pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

     The accrual of interest on loans is discontinued at the time a loan becomes ninety-days delinquent unless the credit is well secured and in process of collection. In some cases, loans can be placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful.

     All interest accrued, but not collected, for loans that are placed on nonaccrual or are charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due become current and future payments are reasonably assured.

     Allowance For Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of loan principal becomes unlikely. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on an ongoing basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, changes in the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, construction, and consumer term loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Premises and Equipment - Equipment, furniture, and fixtures are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of improvements. Maintenance and repairs are expensed as incurred while major improvements or additions are capitalized. Gains and losses on dispositions are included in current operations.

     Advertising Costs - Advertising costs are expensed in the period incurred.

     Financial Instruments — In the ordinary course of business, the Bank has entered into off-balance sheet agreements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     Income Taxes — The Bank records its provision for income taxes under the liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank’s financial statements and its tax return. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs.

     Retirement Plan — The Bank’s contributions to the qualifying employee retirement plan are recorded as compensation cost in the period incurred.

     Stock Option Plan — The Bank has a stock-based employee compensation plan, which is described more fully in Note 12. The Bank accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Bank had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The significant assumptions used by the Bank’s management in computing these amounts are disclosed in Note 12.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2003	2002
Net income (loss)	$439,876	$(728,177)
Additional compensation for fair value of stock options	71,139	40,648

Pro forma net income (loss)	$368,737	$(768,825)

     Earnings Per Share - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding stock options, and are determined using the treasury stock method

     The following is a reconciliation of basic EPS to diluted EPS for the year ended December 31, 2003:

		Weighted Average
	Net Income	Shares Outstanding	Per Share Amount
Basic EPS:
Income available to common shareholders	$439,876	1,037,298	$0.49
Effect of dilutive securities:
Stock options	—	38,957	(0.03)

Diluted EPS:
Income available to common shareholders	$439,876	1,079,255	$0.46

     The following is a reconciliation of basic EPS to diluted EPS for the year ended December 31, 2002:

		Weighted Average	Per Share
	Net Loss	Shares Outstanding	Amount
Basic EPS:
Loss available to common shareholders	($728,177)	795,298	($0.92)
Effect of dilutive securities:
Stock options	—	27,693	—

Diluted EPS:
Income available to common shareholders	($728,177)	822,991	($0.92)

     Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in stockholders’ equity from non-owner sources, such as unrealized gains and losses on available-for-sale securities, are reported with net income as comprehensive income and shown as a separate component of the equity section on the balance sheet. For the years ended December 31, 2003 and 2002, unrealized holding gains (losses) on available-for-sale securities were the only items of other comprehensive income.

     Federal Home Loan Bank and Pacific Coast Bankers Bank Stock - As a member of the Federal Home Loan Bank (FHLB), the Bank is required to purchase FHLB stock in accordance with its advances, securities, and deposit agreement. The stock is available-for-sale and may be redeemed at par value, however only in connection with the Bank surrendering its FHLB membership. The Bank also invests in the stock of Pacific Coast Bankers Bank (PCBB), in connection with its advance and correspondent banking arrangement with PCBB. These investments are carried at cost as of December 31, 2003 and 2002.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently issued accounting standards - In January 2003, the FASB issued Interpretation No. 46®, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return. The provisions of interpretation No. 46 are required to be applied immediately to VIE’s created after December 15, 2003. The Bank does not have any VIE’s and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

     This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Bank’s statement of financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Bank’s statement of financial position or results of operations.

     In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Bank has adopted this statement as of December 31, 2003 and the result did not have an impact on the Bank’s statement of financial position or results of operations.

NOTE 2 — INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

     The Bank’s securities are available-for-sale. The amortized cost of securities and their approximate fair values as of December 31 are:

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — INVESTMENT SECURITIES, AVAILABLE-FOR-SALE (Continued)

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government agency securities	$1,645,672	$17,806	$(969)	$1,662,509
Mutual funds	915,818	—	(9,481)	906,337
FHLB stock	213,800	—	—	213,800
PCBB stock	60,000	—	—	60,000

Total securities	$2,835,290	$17,806	$(10,450)	$2,842,646

	2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government agency securities	$580,613	$13,608	$—	$594,221
PCBB stock	60,000	—	—	60,000

Total securities	$640,613	$13,608	$—	$654,221

     For the year ended December 31, 2003, some of the investment securities have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately two investment securities with unrealized losses amounting to $10,450 as of December 31, 2003. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

     The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2003, by contractual or expected maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	1,285,016	1,297,302
Due after five years through ten years	360,656	365,207
No stated maturity date (common stock and mutual funds)	1,189,618	1,180,137

Totals	$2,835,290	$2,842,646

     During the year ended December 31, 2003, there were no securities sold. For the year ended December 31, 2002, proceeds from sales of securities available-for-sale amounted to $999,750. The realized loss related to the sales in 2002 amounted to $250.

     The Bank did not have securities pledged to secure public deposits at December 31, 2003 or 2002. At December 31, 2003, the Bank had $1,500,000 in securities pledged as collateral in accordance with their line of credit agreement with Federal Home Loan Bank.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — LOANS

     The major classifications of loans at December 31 are summarized as follows:

	2003	2002
Real estate	$40,283,738	$26,668,803
Commercial	17,473,037	9,260,351
Consumer	3,069,460	1,793,426

Gross loans	60,826,235	37,722,580
Less: deferred loan fees	(130,316)	(48,756)
Less: allowance for loan losses	(760,339)	(471,750)

	$59,935,580	$37,202,074

     Transactions in the allowance for loan losses are summarized as follows:

	2003	2002
Balance, beginning of year	$471,750	$81,037
Provision for loan losses charged to expense	288,589	390,713
Loans charged-off	—	—
Recoveries of loans previously charged-off	—	—

Balance, end of year	$760,339	$471,750

     There were no loans past due, not accruing interest or considered impaired as of December 31, 2003 or 2002.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 4 — PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following at December 31:

	2003	2002
Equipment, furniture and fixtures	$302,625	$186,606
Leasehold improvements	117,095	117,095

	419,720	303,701
Less: accumulated depreciation and amortization	(176,832)	(90,550)

Premises and equipment, net	$242,888	$213,151

NOTE 5 — DEPOSITS

     At December 31, 2003, the scheduled maturities of time deposits are as follows:

	Time Deposits	Time Deposits
	< $100,000	> $100,000
2004	$16,935,658	$11,654,030
2005	99,000	200,000
Thereafter	—	101,208

	$17,034,658	$11,955,238

NOTE 6 — LINE OF CREDIT

     The Bank has a continuous revolving line of credit with Federal Home Loan Bank (FHLB) providing for working capital advances up to $9,308,000. Borrowings are payable on demand and are fully collateralized by certain Bank assets. Interest on outstanding borrowings accrues at the rates negotiated at the time of borrowing which range from 1.00% to 1.03%. The Bank had $4,305,000 outstanding against the line as of December 31, 2003. The Bank had no outstanding borrowings against the line as of December 31, 2002.

     The Bank has an unsecured line of credit with Pacific Coast Bankers Bank (PCBB) providing for fed fund purchases up to $2,500,000. Interest on outstanding borrowings accrues at the PCBB daily fed funds rate. The Bank had no outstanding borrowings against the line as of December 31, 2003 and 2002.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

     The provision for income taxes consisted of the following for the periods ended December 31:

	2003	2002
Current:
Federal	$—	$—
State	55,800	800

	55,800	800

Deferred:
Federal	73,530	(155,113)
State	27,970	(27,373)

	101,500	(182,486)

Increase (decrease) in valuation allowance	(306,500)	182,486

(Benefit) provision for income taxes	$(149,200)	$800

     The following summarizes the differences between the provision for income taxes for financial statement purposes and the federal statutory rate of 34% for the years ended December 31, 2003 and December 31, 2002.

	2003	2002
Tax provision at federal statutory rate	34.0%	(34.0)%
State franchise tax, net of federal income tax benefit	7.1	(4.3)
Permanent adjustments	1.3	(1.3)
Other	11.6	—
Increase (decrease) in valuation allowance	(105.3)	39.7

Tax (benefit) provision	(51.3)%	0.1%

     The components of the net deferred tax asset are as follows at December 31:

	2003	2002
Net unrealized gain/loss on securities available-for-sale	$—	$—
Depreciation	(65,337)	2,600
Allowance for loan losses	312,500	194,100
Certain prepaid assets	(48,109)	(31,800)
Net benefit for state taxes	—	300
Net operating loss carryforward	255,488	360,100
Organizational expenditures and start-up costs	41,086	56,600
Software amortization	15,872	31,100
Deferred tax asset	511,500	613,000
Less valuation allowance	(306,500)	(613,000)

Net deferred tax asset	$205,000	$—

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (Continued)

     As of December 31, 2003, the Bank has net operating loss carryforwards of approximately $908,000 and $722,000 available to reduce future federal and state taxable income, respectively. The net operating loss carryforwards begin expiring in 2021 and expire through 2022. Utilization of state net operating loss carryforwards has been suspended until 2004.

     In 2003, the Bank has recognized net deferred tax assets. Management believes that the Bank will realize a tax portion of the deferred tax benefit in the normal cause of business. The Bank has reduced its valuation allowance by $306,500 because, some uncertainty still remains as to the Bank’s ability to ultimately use all of its operating loss carryforwards to reduce future taxable income.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 8 — REGULATORY CAPITAL

     The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under existing state laws, the Bank is restricted in its ability to pay dividends.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, all of which are defined in the regulations.

     To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Management believes the institution is well capitalized under the prompt corrective action provisions.

     The Bank’s required and actual capital amounts and ratios are as follows:

			Minimum Capital		Minimum To Be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Total Risk-based Capital to Risk Weighted Assets	$10,400,000	16.23%	$5,146,000	8.00%	$6,433,000	10.00%
Tier 1 Capital to Risk - Weighted Assets	$9,680,000	15.05%	$2,573,000	4.00%	$3,860,000	6.00%
Tier 1 Capital to Average Assets	$9,680,000	15.27%	$2,536,000	4.00%	$3,171,000	5.00%

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 8 — REGULATORY CAPITAL (Continued)

			Minimum Capital		Minimum To Be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002:
Total Risk-based Capital to Risk Weighted Assets	$6,636,000	16.83%	$3,155,000	8.00%	$3,944,000	10.00%
Tier 1 Capital to Risk - Weighted Assets	$6,163,286	15.63%	$1,577,000	4.00%	$2,366,000	6.00%
Tier 1 Capital to Average Assets	$6,163,286	15.09%	$1,134,000	4.00%	$2,043,000	5.00%

NOTE 9 — LEASE COMMITMENTS

     The Bank leases its main office space, branch facility, and a loan operations center under various operating leases expiring through June 2007. Rent expense for the years ended December 31, 2003 and 2002 was approximately $136,000 and $109,000, respectively.

     Minimum payments required under non-cancelable operating leases with terms in excess of one year are as follows for years ending December 31:

2004	$110,539
2005	84,756
2006	58,668
2007	27,150

NOTE 10 — RELATED PARTY TRANSACTIONS

     The Bank grants loans to and accepts deposits from directors, major stockholders and officers as well as entities with which these individuals are associated. Management believes these transactions were made in the ordinary course of business under substantially the same terms and conditions, including interest rates and collateral requirements, as comparable transactions with other customers, and did not involve more than normal credit risk or present other unfavorable features. Loan balances outstanding from related parties at December 31, 2003 and 2002 were approximately $1,784,000 and $496,000, respectively. Deposits from related parties at December 31, 2003 and 2003 were $1,189,000 and $1,462,000, respectively.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 11 — EMPLOYEE BENEFIT PLAN

     The Bank has a 401(k) plan, established during fiscal year 2002, whereby substantially all employees are eligible to participate. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the 401(k) plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2003 and 2002, the Bank contributed $15,650 and $9,050, respectively, to the 401(k) plan.

NOTE 12 — STOCK OPTION PLAN

     The Bank has a stock option plan (hereinafter the “Plan”), which provides for non-qualified stock options for non-officer directors and incentive stock options for employees for a maximum of 250,000 shares of authorized common stock. Pursuant to the Plan, the Bank has awarded options at the initial offering price of $10 per share to directors and employees. The options granted vest and become exercisable in incremental percentages over five years from the grant date and expire ten years after grant.

     The pro forma information disclosed in Note 1 recognizes as compensation the value of stock options granted using an option valuation model. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 2003 and 2002 is allocated to pro forma earnings over the vesting period of the options. The following assumptions were used to estimate the fair value of the stock options granted:

	2003	2002
Vesting period	5 Years	5 Years
Risk-free interest rate	3.99%	4.19%
Dividend yield rate	0%	0%
Price volatility	25%	0%
Weighted average expected life of options	5 Years	5 Years

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 12 — STOCK OPTION PLAN (Continued)

     Stock option transactions were:

	2003		2002
		Weighted		Weighted
	Granted	Average	Granted	Average
	Options	Exercise	Options	Exercise
	for	Price of	for	Price of
	Common	Shares	Common	Shares
	Stock	Under Plan	Stock	Under Plan
Beginning balance	140,092	$10.00	142,045	$10.00
Granted	34,234	$10.62	8,250	$10.62
Exercised	—	—	—	—
Forfeited	(1,000)	$10.00	(10,203)	$10.06

Ending balance	173,326	$10.54	140,092	$10.00

     The following table summarizes information concerning currently outstanding and exercisable options:

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Number
	Outstanding	Life	Price	Exercisable
Incentive stock options	69,268	8 Years	$10.75	25,638
Non-qualified options	104,058	8 Years	$10.45	33,250

	173,326	8 Years	$10.54	58,888

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2003	2002
Unfunded commitments under lines of credit	$17,516,235	$11,489,424
Commercial and standby letters of credit	312,681	5,000

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. All standby letters of credit issued by the Bank expire within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments, if deemed necessary.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.

     Because no quoted market price exists for a significant portion of the Corporation’s financial instruments, the fair values of such financial instruments are derived based on the amount and timing of future cash flows, estimated discount rates, as well as management’s best judgment with respect to current economic conditions. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision.

     The fair value information provided is indicative of the estimated fair values of those financial instruments and should not be interpreted as an estimate of the fair market value of the Corporation taken as a whole. The disclosures do not address the value of recognized and unrecognized nonfinancial assets and liabilities or the value of future anticipated business. In addition, tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.

     The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2003 and 2002:

     Cash and short-term investments - These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.

     Investment securities, available-for-sale - Investment securities, available-for-sale, are reported at there fair values based on quoted market prices.

     Loans - Fair values were estimated for performing loans by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loans.

     Deposits - The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2003 and 2002. The fair value of time deposits was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

DISCOVERY BANK

NOTES TO FINANCIAL STATEMENTS

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Short-term borrowings - For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

     Commitments to extend credit and letters of credit - The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2003 and 2002.

     The following table presents the carrying amounts and fair values of financial instruments at December 31:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS
Cash and other short-term Investments	$2,110,388	$2,110,388	$3,147,160	$3,147,160
Interest-bearing deposits with banks	2,533,294	2,533,294	498,000	498,000
Investment securities, available-for-sale	2,842,646	2,842,646	654,221	654,221
Loans	59,935,580	59,905,845	37,202,074	37,186,265
FINANCIAL LIABILITIES
Deposits	$54,161,390	$54,161,390	$35,395,815	$35,395,815
Short-term borrowings	4,305,000	4,305,000	—	—

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINED BALANCE SHEETS
MARCH 31, 2005 AND 2004

	2005	2004
ASSETS

Cash	$3,253,702	$964,596
Finance receivables, net	18,838,404	19,107,435
Fixed assets, net	94,183	93,399
Cash surrender value of life insurance	224,252	178,713
Prepaid expenses	14,514	60,697
Note receivable, officer	12,500	12,500
Other assets	56,791	35,436
Deferred income taxes	28,100	28,400

	$22,522,446	$20,481,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Note payable, bank	$18,287,722	$15,040,861
Accounts payable and accrued expenses	180,691	133,103
Notes payable, other	824	730,734
Subordinated notes payable	3,997,796	3,501,371
Junior subordinated debt	—	1,250,000

	22,467,033	20,656,069

Stockholders’ equity (deficit)
Common stock	76,320	75,000
Additional paid-in capital	460,604	441,424
Accumulated deficit	(481,511)	(691,317)

	55,413	(174,893)

	$22,522,446	$20,481,176

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
PERIODS ENDING MARCH 31, 2005 AND 2004

	2005	2004
Interest income
Interest and fees on finance receivables	$1,124,977	$956,151
Less interest paid to participants	121,760	21,513

	1,003,217	934,638
Interest expense	391,012	296,564

Net interest income	612,205	638,074
Provision for credit losses	—	35

Net interest income after provision for credit losses	612,205	638,039

Costs and expenses
Salaries and employee benefits	345,253	393,013
Office and occupancy expense	54,362	74,562
Other operating expenses	161,772	246,546

	561,387	714,121

Income (loss) before income tax expense	50,818	(76,082)

Income tax expense	—	—

Net income (loss)	50,818	(76,082)

Accumulated deficit, beginning of period	(529,531)	(612,437)

Distributions	2,798	2,798

Accumulated deficit, end of period	$(481,511)	$(691,317)

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINED STATEMENTS OF CASH FLOWS
PERIODS ENDING MARCH 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities
Net income (loss)	$50,818	$(76,082)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,215	7,699
Provision for credit losses	—	35
Interest expense added to subordinated notes	25,746	22,843
Change in:
Accounts payable and accrued expenses	(108,050)	(104,186)
Net change in other operating assets and liabilities	(16,249)	(7,236)

Net cash used in operating activities	(41,520)	(156,927)

Cash flows from investing activities
Purchase of fixed assets	(20,502)	(8,700)
Net change in finance receivables, net of participations	3,952,099	(2,080,826)

Net cash provided by (used in) investing activities	3,931,597	(2,089,526)

Cash flows from financing activities
Net borrowings (repayments) on notes payable, bank	(1,629,966)	2,543,726
Net borrowings (repayments) on subordinated notes payable	411,972	(44,082)
Net borrowings (repayments) on notes payable, other	(732,582)	15
Borrowings on junior subordinated debt	—	2,708
Dividends paid	(2,798)	(2,798)

Net cash provided by (used in) financing activities	(1,953,374)	2,499,569

Increase in cash	1,936,703	253,116

Beginning cash balance	1,316,999	711,480

Ending cash balance	$3,253,702	$964,596

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINING BALANCE SHEET

MARCH 31, 2005

	Celtic	Columbia
	Capital	Capital	Combining
	Corporation	Corporation	eliminations	Combined
ASSETS

Cash	$3,254,772	$(1,070)	$—	$3,253,702
Finance receivables, net	18,838,404	1,043,832	(1,043,832)	18,838,404
Fixed assets, net	94,183	—	—	94,183
Cash surrender value of life insurance	224,252	—	—	224,252
Prepaid expenses	14,514	—	—	14,514
Note receivable, officer	—	12,500	—	12,500
Other assets	49,693	7,098	—	56,791
Deferred income taxes	28,100	—	—	28,100

Total assets	$22,503,918	$1,062,360	$(1,043,832)	$22,522,446

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Note payable, bank	$18,287,722	$—	$—	$18,287,722
Accounts payable and accrued expenses	178,505	2,186	—	180,691
Notes payable, other	824	—	—	824
Subordinated notes payable	4,765,535	276,093	(1,043,832)	3,997,796

Total liabilities	23,232,586	278,279	(1,043,832)	22,467,033

Stockholders’ equity (deficit)
Common stock	26,320	50,000	—	76,320
Additional paid-in capital	162,747	297,857	—	460,604
Retained earnings (deficit)	(917,735)	436,224	—	(481,511)

	(728,668)	784,081	—	55,413

	$22,503,918	$1,062,360	$(1,043,832)	$22,522,446

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINING BALANCE SHEET

MARCH 31, 2004

	Celtic	Columbia
	Capital	Capital	Combining
	Corporation	Corporation	eliminations	Combined
ASSETS

Cash	$959,985	$4,611	$—	$964,596
Finance receivables, net	19,107,435	1,031,706	(1,031,706)	19,107,435
Fixed assets, net	92,985	414	—	93,399
Cash surrender value of life insurance	178,713	—	—	178,713
Prepaid expenses	60,697	—	—	60,697
Note receivable, officer	—	12,500	—	12,500
Other assets	29,459	5,977	—	35,436
Deferred income taxes	28,400	—	—	28,400

Total assets	$20,457,674	$1,055,208	$(1,031,706)	$20,481,176

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Note payable, bank	$15,040,861	$—	$—	$15,040,861
Accounts payable and accrued expenses	129,238	3,865	—	133,103
Notes payable, other	730,734	—	—	730,734
Subordinated notes payable	4,268,849	264,228	(1,031,706)	3,501,371
Junior subordinated debt	1,250,000	—	—	1,250,000

Total liabilities	21,419,682	268,093	(1,031,706)	20,656,069

Stockholders’ equity (deficit)
Common stock	25,000	50,000	—	75,000
Additional paid-in capital	143,567	297,857	—	441,424
Retained earnings (deficit)	(1,130,575)	439,258	—	(691,317)

	(962,008)	787,115	—	(174,893)

	$20,457,674	$1,055,208	$(1,031,706)	$20,481,176

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINING STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
PERIOD ENDED MARCH 31, 2005

	Celtic	Columbia
	Capital	Capital	Combining
	Corporation	Corporation	eliminations	Combined
Interest income
Interest and fees on finance receivables	$1,124,977	$24,303	$(24,303)	$1,124,977
Less interest paid to participants	121,760	—	—	121,760

	1,003,217	24,303	(24,303)	1,003,217
Interest expense	408,899	6,416	(24,303)	391,012

Net interest income	594,318	17,887	—	612,205
Provision for credit losses	—	—	—	—

Net interest income after provision for credit losses	594,318	17,887	—	612,205

Costs and expenses
Salaries and employee benefits	343,878	1,375	—	345,253
Office and occupancy expense	52,187	2,175	—	54,362
Other operating expenses	151,052	10,720	—	161,772

	547,117	14,270	—	561,387

Income before income tax expense	47,201	3,617	—	50,818

Income tax expense	—	—	—	—

Net income	47,201	3,617	—	50,818

Retained earnings (deficit), beginning of period	(964,936)	435,405	—	(529,531)

Distributions	—	2,798	—	2,798

Returned earnings (deficit), end of period	$(917,735)	$436,224	$—	$(481,511)

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINING STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
PERIOD ENDED MARCH 31, 2004

	Celtic	Columbia
	Capital	Capital	Combining
	Corporation	Corporation	eliminations	Combined
Interest income
Interest and fees on finance receivables	$956,151	$20,598	$(20,598)	$956,151
Less interest paid to participants	21,513	—	—	21,513

	934,638	20,598	(20,598)	934,638
Interest expense	311,895	5,267	(20,598)	296,564

Net interest income	622,743	15,331	—	638,074
Provision for credit losses	35	—	—	35

Net interest income after provision for credit losses	622,708	15,331	—	638,039

Costs and expenses
Salaries and employee benefits	391,638	1,375	—	393,013
Office and occupancy expense	73,478	1,084	—	74,562
Other operating expenses	240,720	5,826	—	246,546

	705,836	8,285	—	714,121

Income (loss) before income tax expense	(83,128)	7,046	—	(76,082)

Income tax expense	—	—	—	—

Net income (loss)	(83,128)	7,046	—	(76,082)

Retained earnings (deficit), beginning of period	(1,047,447)	435,010	—	(612,437)

Distributions	—	2,798	—	2,798

Retained earnings (deficit), end of period	$(1,130,575)	$439,258	$—	$(691,317)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Celtic Capital Corporation and
Columbia Capital Corporation:

We have audited the accompanying combined balance sheets of Celtic Capital Corporation and Columbia Capital Corporation as of December 31, 2004 and 2003, and the related combined statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Celtic Capital Corporation and Columbia Capital Corporation as of December 31, 2004 and 2003, and the combined results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules of combining information for 2004 and 2003 are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated on all material respects in relation to the basic financial statements taken as a whole.

/s/ GOOD SWARTZ BROWN & BERNS, LLP

Los Angeles, California
March 2, 2005

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Cash	$1,316,999	$711,480
Finance receivables, net	22,790,503	17,026,644
Fixed assets, net	79,896	92,398
Cash surrender value of life insurance	224,252	178,713
Prepaid expenses	14,514	57,595
Note receivable, officer	12,500	12,500
Other assets	40,542	31,302
Deferred income taxes	28,100	28,400

	$24,507,306	$18,139,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Note payable, bank	$19,917,688	$12,497,135
Accounts payable and accrued expenses	288,741	237,289
Notes payable, other	733,406	730,719
Subordinated notes payable	3,560,078	3,522,610
Junior subordinated debt	—	1,247,292

	24,499,913	18,235,045

Commitments and contingencies (Notes 9 and 13)

Stockholders’ equity (deficit)
Common stock (see Note 14)	76,320	75,000
Additional paid-in capital	460,604	441,424
Accumulated deficit	(529,531)	(612,437)

	7,393	(96,013)

	$24,507,306	$18,139,032

See notes to combined financial statements.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Interest income
Interest and fees on finance receivables	$4,512,152	$4,777,484
Less interest paid to participants	289,440	246,816

	4,222,712	4,530,668

Interest expense	1,374,979	1,306,901

Net interest income	2,847,733	3,223,767

Provision for credit losses	38,035	177,500

Net interest income after provision for credit losses	2,809,698	3,046,267

Costs and expenses
Salaries and employee benefits	1,683,317	1,663,042
Office and occupancy expense	535,584	703,673
Other operating expenses	496,399	541,521
Costs of abandoned merger	—	122,339

	2,715,300	3,030,575

Income before income tax expense	94,398	15,692

Income tax expense	300	3,150

Net income	$94,098	$12,542

See notes to combined financial statements.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004 AND 2003

     Additional

	Common	paid-in	Accumulated
	stock	capital	deficit	Total
Balance, January 1, 2003	$75,000	$441,424	$(613,787)	$(97,363)

Net income	—	—	12,542	12,542

Dividends	—	—	(11,192)	(11,192)

Balance, December 31, 2003	75,000	441,424	(612,437)	(96,013)

Net income	—	—	94,098	94,098

Issuance of stock (Note 11)	1,320	19,180	—	20,500

Dividends	—	—	(11,192)	(11,192)

Balance, December 31, 2004	$76,320	$460,604	$(529,531)	$7,393

See notes to combined financial statements.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities
Net income	$94,098	$12,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,658	41,749
Provision for credit losses	38,035	177,500
Deferred taxes	300	3,600
Amortization of loan discount	—	16,248
Amortization of loan acquisition cost	—	6,769
Interest expense added to subordinated notes	11,216	126,094
Change in:
Accounts payable and accrued expenses	51,452	(100,644)
Net change in other operating assets and liabilities	(11,698)	66,114

Net cash provided by operating activities	216,061	349,972

Cash flows from investing activities
Purchase of fixed assets	(20,156)	(14,667)
Net change in finance receivables, net of participations	(5,801,894)	2,880,976

Net cash provided by (used in) investing activities	(5,822,050)	2,866,309

Cash flows from financing activities
Net borrowings (repayments) on notes payable, bank	7,420,553	(2,093,412)
Net borrowings (repayments) on subordinated notes payable	26,252	(147,820)
Net repayments on notes payable, other	2,687	(78,750)
Repayments on Junior Subordinated debt	(1,247,292)	(1,250,000)
Dividends paid	(11,192)	(11,192)
Common stock issued	20,500	—

Net cash provided by (used in) financing activities	6,211,508	(3,581,174)

Increase (decrease) in cash	605,519	(364,893)

Beginning cash balance	711,480	1,076,373

Ending cash balance	$1,316,999	$711,480

Supplemental disclosures of cash flows information
Cash paid during the year for:

Interest	$1,504,085	$1,420,936

Income taxes	$800	$1,600

See notes to combined financial statements.

Noncash investing and financing activities

     During the years 2004 and 2003, interest expense was added to the principal balance of Subordinated Notes and Junior Subordinated debt in the amounts of $11,216 and $126,094, respectively.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

1. Business activity and summary of significant accounting policies

     The accounting and reporting policies of Celtic Capital Corporation and Columbia Capital Corporation conform with accounting principles generally accepted in the United States of America and general practice within the finance industry. A summary of the significant accounting policies consistently applied in preparation of the accompanying combined financial statements follows.

     Business activity and basis of presentation

     The combined December 31, 2004 and 2003 financial statements include the accounts of Celtic Capital Corporation and Columbia Capital Corporation (the Group), which are related through common ownership and management. All intercompany accounts have been eliminated.

     The Group makes commercial business loans, which are primarily secured by the accounts receivable and personal property of its borrowers and is licensed to conduct business as a finance lender and broker. The loans are often secured secondarily by the real property and/or the personal assets of the owners of borrowing companies. The Group’s customer base is located mainly in California.

     Concentrations of credit risk

     Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of trade accounts receivable and uninsured cash balances.

     Concentrations of credit risk with respect to loans receivable are limited due to the diverse customer base and variety of industries in which the Group’s customers operate. The Group requires collateral from its customers and performs ongoing credit evaluations of its customers’ collateral. The Group limits its exposure on certain credits by engaging in participations on a pari passu basis with other lenders.

     Under current regulations, the bank accounts are insured up to $100,000 by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2004 and 2003 there were uninsured bank balances in the amounts of $1,238,081 and $606,664, respectively.

     Allowance for credit losses

     The determination of the balance in the allowance for credit losses is based on an analysis of the loan portfolio and reflects an amount which, in management’s judgment, is adequate to provide for potential losses after giving consideration to the character of the loan portfolio, current economic conditions, past loss experience and such other factors as warrant current recognition in estimating credit losses.

     Property and equipment and depreciation

     Property and equipment are stated at cost. Depreciation is computed using the accelerated method based on the estimated useful lives of the assets, generally ranging from five to seven years. Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

1. Business activity and summary of significant accounting policies — Continued

     Income and deferred taxes

     The Group has elected to be taxed under sections of the federal income tax law, which provide that, in lieu of corporate income taxes, the stockholders separately account for their pro-rata shares of the Companies’ items of income, deductions, losses and credits. Therefore, these statements do not include any provision for corporate federal income taxes. Similar provisions apply for California income tax reporting; however, California tax law provides for a tax of 3.5% at the corporate level. Accordingly, the income tax provision consists of the income tax on California taxable income of the Group.

     The Group accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” which requires the use of the “liability method” of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income, taxable for state income tax reporting purposes, plus or minus the change during the period in deferred tax assets and liabilities.

     Deferred income taxes have been provided primarily as a result of different methods of reporting credit loss reserves for financial reporting and income tax purposes.

     Advertising costs

     Advertising costs are expensed as incurred. Advertising costs charged to operations were $81,816 and $87,780 for the years ended December 31, 2004 and 2003, respectively.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses.

     Reclassifications

     Certain amounts have been reclassified in the 2003 combined financial statements to conform to the classification used in 2004.

     Revenue recognition

     The Group computes its interest charges monthly on the average daily loan balances. In addition, administrative fees, which are based on the average daily collateral balance, are recognized when charged. Prepayment charges imposed on loans paid off before their expiration date are recognized as income at the time of termination, when, in management’s opinion, there is sufficient collateral to assure collectibility; otherwise, income is recognized as collected.

     The Group has adopted a policy of deferring net loan fee income (fees in excess of unreimbursed direct costs). Net loan fee income is capitalized and amortized to income over the term of the related financing.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

     2. Finance receivables

     At December 31, 2004 and 2003, finance receivables consist of the following:

	2004	2003
Accounts receivable loans	$23,089,725	$16,108,740
Equipment loans	3,242,243	1,655,939
Inventory loans	527,559	361,496

	26,859,527	18,126,175
Less: Pari passu participations	(3,719,024)	(850,036)

	23,140,503	17,276,139
Less: Allowance for credit losses	(305,000)	(255,000)
Deferred income	(45,000)	5,505

	$22,790,503	$17,026,644

     All the accounts receivable loans have been made to commercial customers and are due at various dates within three years. Experience of the Group has shown that a majority of these accounts receivable loans are continuously renewed. Term and Inventory loans mature at various dates between one and two years and are primarily secured by inventory, equipment, and real estate.

     On December 31, 2004, contractual maturities of finance receivables, net of participations, were as follows:

	2005	2006	2007	Total
Accounts receivable loans	$18,240,613	$2,056,281	$248,337	$20,545,231
Equipment loans	2,051,966	—	93,854	2,145,820
Inventory loans	32,498	305,119	111,835	449,452

	$20,325,077	$2,361,400	$454,026	$23,140,503

     The Group is the lead lender in pari passu participation with other lenders in total gross loans of $8,698,367 and $2,858,980 at December 31, 2004 and 2003 respectively.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

2. Finance receivables — Continued

     Management has reviewed the outstanding finance loans and has determined based on client reported collateral, loan trend analysis and internal audits, that the reserve for credit losses of $305,000 and $255,000 at December 31, 2004 and 2003, respectively, is adequate. The Group has developed their internal control procedures to mitigate and detect fraud at the customer level; however, management is not able to fully assess the risk of fraud or the effect on the Group should a fraud occur. The reserve for credit losses has not been adjusted to reflect a risk outside the normal credit loss history of the Group.

     Changes in the allowance for credit losses for the years ended December 31, 2004 and 2003 were as follows:

Balance as of December 31, 2002	$327,500
Provision for credit losses	177,500
Loans charged off	(250,000)
Recoveries	—

Balance as of December 31, 2003	255,000
Provision for credit losses	38,035
Loans charged off	—
Recoveries	11,965

Balance as of December 31, 2004	$305,000

     As of December 31, 2004 the Group had outstanding loans to three customers aggregating $6,011,831 which amounted to 26% of the outstanding loans receivable. Interest income from these three customers was $553,172 for the year ended December 31, 2004.

     As of December 31, 2003 the Group had outstanding loans to three customers aggregating $4,748,545 which amounted to 26% of the outstanding loans receivable. Interest income from these three customers was $523,587 for the year ended December 31, 2003.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

3. Fixed assets

     At December 31, 2004 and 2003, fixed assets consist of the following:

	Asset Life	2004	2003
Office furniture, equipment and computer software	5-7	$369,335	$386,033
Less accumulated depreciation		(289,439)	(293,635)

Fixed assets, net		$79,896	$92,398

     In 2004 and 2003, depreciation charged to expense was $32,658 and $41,749, respectively.

4. Note receivable, officer

     At December 31, 2004 and 2003, the Group has loaned $12,500 and $12,500, respectively, to a key executive of the Group. Amounts outstanding are non-interest bearing and are due on demand.

5. Note payable, bank

     The Group has a $25,000,000 revolving line-of-credit with a bank. The line-of-credit matures in August 2004. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Group’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring the combined companies to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime plus 1%. The outstanding balance under this revolving line of credit was $19,917,688 and $12,497,135 at December 31, 2004 and 2003, respectively. The note payable is secured by pledged loans and other assets of the Group and is personally guaranteed by officers of the Corporations.

     During 2004 the Group renegotiated this line-of-credit. The terms remained substantially the same except the lender approved the use of the line to pay off the remaining balance of approximately $1,250,000 of their Junior Subordinated Debt (see Note 8) and extended the term of the lending agreement to April 2007.

     The revolving line-of-credit agreement contains covenants regarding certain financial statement amounts, ratios and activities of the Group. At December 31, 2004, the Group was in compliance with all such covenants.

6. Notes payable, other

     Notes payable, other, consists of two 30-day demand loans with interest at prime minus 1%, and 9%, respectively per annum. The holders of the notes are also borrowers from the Company. The cash proceeds from these notes are held as collateral to secure the borrower’s indebtedness.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

7. Subordinated notes payable

     The Group has issued various notes payable (unsecured) which have been subordinated to the bank referred to in Note 5. Repayment of principal on these notes is subject to liquidity requirements and lender approval. All are due within one year or on demand. If not redeemed, the notes automatically roll over for an additional term. Interest is paid either monthly or is added to the outstanding balance. The notes generally bear interest at prime plus 4 percent per annum.

     At December 31, 2004 and 2003, subordinated notes payable included related party notes of $611,073 and $513,546, respectively. Interest paid to related parties during the years ended December 31, 2004 and 2003 was approximately $55,000 and $36,000, respectively.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

8. Junior subordinated debt and stock warrant

     In March 1999, Celtic Capital entered into an agreement to borrow up to $5,000,000 from a bank in the form of Junior Subordinated Debt (Note). This unsecured Note was due and payable January 31, 2004 with no scheduled principal payments, and bears interest, payable monthly at 12% per annum. During 2003 the Company repaid $1,250,000 of principal on this Note.

     In connection with this indebtedness, Celtic Capital issued a detachable warrant, which permits the holder to purchase 35% of Celtic Capital’s common stock for $.01 per share. The exercise of this warrant is not contingent on the payment of the Note. A value of $75,000 has been assigned to this warrant. A corresponding discount for the same amount has been applied as a reduction of this indebtedness and is being amortized over the term of the Note and charged to interest expense. Amortization charged to interest expense for the years ending December 31, 2004 and 2003 was $-0- and $16,248. At December 31, 2003, the purchaser has rights to purchase 22% of Celtic Capital’s Common Stock at $.01 per share.

     During 2004 this loan was paid off as part of a renegotiation of its revolving line of credit with its lender (see Note 5). Upon payoff of the loan, warrants held by the lender to purchase 7% of the Group’s common stock were cancelled. The lender now holds warrants allowing them to purchase up to 15% of Celtic Capital’s common stock for $.01 per share. All warrants are exercisable and expire in March 2009. In conjunction with the proposed sale of substantially all of its assets, the company is currently in negotiation with the lender to buy back the warrants (Note 15).

9. Financial instruments with off-balance-sheet risk

     In the normal course of business, the Group is a party to financial instruments in the form of unfunded loan commitments, that have off-balance-sheet risk. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined balance sheets. The Group uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and there is sufficient eligible collateral. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amount generally represent future cash requirements. The Group evaluates each customer’s credit worthiness on a case by case basis. The amount of collateral is based on management’s credit evaluation.

     Financial instruments whose contract amounts represent off-balance-sheet credit risk are the unfunded portion of the receivable loans. This unfunded portion of receivable loans, net of participations, is limited to available collateral. The unfunded portion of receivable loans, net of participations, was approximately $4,813,000 and $4,350,000 at December 31, 2004 and 2003, respectively.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

10. Income taxes

     For the years ended December 31, 2004 and 2003, the Group’s provision for income tax expense consists of the following:

	2004	2003
Current:
State	$800	$800
Deferred	300	3,600
Over accrual of prior year taxes	(800)	(1,250)

	$300	$3,150

     At December 31, 2004 and 2003, the components of the net deferred tax asset consist of the following:

	2004	2003
Total deferred tax assets	$28,100	$28,400

     Deferred taxes are provided for the tax effects of net operating loss (NOL) carryforwards and allowance for doubtful accounts. At December 31, 2004, the Group has approximately $482,000 of state NOL carryforwards expiring in the year 2016. These losses will expire if not used by 2016. The above described carryforwards are included in the Group’s calculation of its deferred tax asset, however, realization of the deferred tax asset is dependent on the Group generating sufficient taxable income prior to expiration of the NOL carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

11. Incentive compensation plan and stock compensation plan

     In 2000, Celtic Capital Corporation entered into an unqualified deferred compensation agreement with one of its key managers. The agreement entitles the employee to receive deferred compensation based on years of service and the operation of a performance driven formula as defined in the agreement. Payments due under this agreement are due over three years. The employee’s rights under this agreement vest at a rate of 25% each January first, and are 100% vested by January 1, 2003. However, in the event of the sale of more than 50% of the stock or assets, the employee may be entitled to a certain portion of the sales proceeds without regard to years of service. As of December 31, 2003 the Group has incurred no liability related to this agreement, because the requirements of the performance driven formula were not met. In May 2004 the Group entered into an agreement with the employee to terminate the Plan and issue shares of common stock. As part of the agreement to terminate the Plan, Celtic has issued new common shares to equal 5% of the total outstanding shares of the Celtic. Total value of the shares are $20,500.

12. Retirement plan

     Celtic Capital Corporation adopted a 401(k) retirement plan effective January 1, 1998. The plan covers all employees who are at least twenty-one years of age with ninety days of service and everyone who was employed as of January 1, 1998. The Group may make a discretionary matching contribution up to a maximum of $7,000 per employee each year. The Group made contributions of $45,589 and $43,990 for the years ended December 31, 2004 and 2003, respectively.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

13. Commitments and contingencies

     Commitments

     The Group occupies premises under leases that expire in August 2009. Monthly rent is approximately $10,300. Future minimum aggregate base rent commitments under this lease are as follows:

Years ending December 31,
2005	$124,785
2006	128,539
2007	132,379
2008	136,337
2009	92,702

Total	$614,742

     The Group also rents other offices on a month-to-month basis for monthly rents totaling approximately $2,800.

     Rental expense charged to operations for the years ended December 31, 2004 and 2003 was $204,473 and $195,491, respectively.

14. Capitalization

     The combined capital stock of the Group at December 31, 2004 and 2003 consist of the following:

	2004	2003
Common stock:
Celtic Capital Corporation, 1,000,000 no-par shares authorized, 2,632 and 2,500 shares issued and outstanding, respectively	$26,320	$25,000

Columbia Capital Corporation, 100,000 no-par shares authorized, 1,000 shares issued and outstanding	50,000	50,000

	$76,320	$75,000

Additional paid-in capital:

Celtic Capital Corporation	$162,747	$143,567

Columbia Capital Corporation	297,857	297,857

	$460,604	$441,424

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

15. Subsequent event

     Subsequent to the year end, the company signed an agreement, subject to various conditions, to sell substantially all of its assets. In conjunction with the sale of the assets, the buyer will assume the note payable, bank. The purchase price is the net book value of the assets, net of the note payable, bank, $900,000 in cash, and $800,000 of stock in the buyer’s company.

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINING BALANCE SHEET
DECEMBER 31, 2004

	Celtic	Columbia
	Capital	Capital	Combining
	Corporation	Corporation	eliminations	Combined
ASSETS

Cash	$1,318,568	$(1,569)	$—	$1,316,999
Finance receivables, net	22,790,503	1,040,449	(1,040,449)	22,790,503
Fixed assets, net	79,896	—	—	79,896
Cash surrender value of life insurance	224,252	—	—	224,252
Prepaid expenses	14,514	—	—	14,514
Note receivable, officer	—	12,500	—	12,500
Other assets	33,818	6,724	—	40,542
Deferred income taxes	28,100	—	—	28,100

Total assets	$24,489,651	$1,058,104	$(1,040,449)	$24,507,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Note payable, bank	$19,917,688	$—	$—	$19,917,688
Accounts payable and accrued expenses	286,695	2,046	—	288,741
Notes payable, other	733,406	—	—	733,406
Subordinated notes payable	4,327,732	272,795	(1,040,449)	3,560,078
Junior subordinated debt	—	—	—	—

Total liabilities	25,265,521	274,841	(1,040,449)	24,499,913

Stockholders’ equity (deficit)
Common stock	26,320	50,000	—	76,320
Additional paid-in capital	162,747	297,857	—	460,604
Retained earnings (deficit)	(964,937)	435,406	—	(529,531)

	(775,870)	783,263	—	7,393

	$24,489,651	$1,058,104	$(1,040,449)	$24,507,306

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINING BALANCE SHEET
DECEMBER 31, 2003

	Celtic	Columbia
	Capital	Capital	Combining
	Corporation	Corporation	eliminations	Combined
ASSETS

Cash	$713,220	$(1,740)	$—	$711,480
Finance receivables, net	17,026,644	1,029,039	(1,029,039)	17,026,644
Fixed assets, net	91,984	414	—	92,398
Cash surrender value of life insurance	178,713	—	—	178,713
Prepaid expenses	57,595	—	—	57,595
Note receivable, officer	—	12,500	—	12,500
Other assets	25,325	5,977	—	31,302
Deferred income taxes	28,400	—	—	28,400

Total assets	$18,121,881	$1,046,190	$(1,029,039)	$18,139,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Note payable, bank	$12,497,135	$—	$—	$12,497,135
Accounts payable and accrued expenses	235,545	1,744	—	237,289
Notes payable, other	730,719	—	—	730,719
Subordinated notes payable	4,290,070	261,579	(1,029,039)	3,522,610
Junior subordinated debt	1,247,292	—	—	1,247,292

Total liabilities	19,000,761	263,323	(1,029,039)	18,235,045

Stockholders’ equity (deficit)
Common stock	25,000	50,000	—	75,000
Additional paid-in capital	143,567	297,857	—	441,424
Retained earnings (deficit)	(1,047,447)	435,010	—	(612,437)

	(878,880)	782,867	—	(96,013)

	$18,121,881	$1,046,190	$(1,029,039)	$18,139,032

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004

	Celtic	Columbia
	Capital	Capital	Combining
	Corporation	Corporation	eliminations	Combined
Interest income
Interest and fees on finance receivables	$4,512,152	$85,752	$(85,752)	$4,512,152
Less interest paid to participants	289,440	—	—	289,440

	4,222,712	85,752	(85,752)	4,222,712
Interest expense	1,438,542	22,189	(85,752)	1,374,979

Net interest income	2,784,170	63,563	—	2,847,733
Provision for credit losses	38,035	—	—	38,035

Net interest income after provision for credit losses	2,746,135	63,563	—	2,809,698

Costs and expenses
Salaries and employee benefits	1,681,942	1,375	—	1,683,317
Office and occupancy expense	516,856	18,728	—	535,584
Other operating expenses	464,527	31,872	—	496,399

	2,663,325	51,975	—	2,715,300

Income before income tax expense	82,810	11,588	—	94,398
Income tax expense	300	—	—	300

Net income	$82,510	$11,588	$—	$94,098

CELTIC CAPITAL CORPORATION AND
COLUMBIA CAPITAL CORPORATION

COMBINING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003

	Celtic	Columbia
	Capital	Capital	Combining
	Corporation	Corporation	eliminations	Combined
Interest income
Interest and fees on finance receivables	$4,777,484	$83,150	$(83,150)	$4,777,484
Less interest paid to participants	246,816	—	—	246,816

	4,530,668	83,150	(83,150)	4,530,668
Interest expense	1,369,185	20,866	(83,150)	1,306,901

Net interest income	3,161,483	62,284	—	3,223,767
Provision for credit losses	177,500	—	—	177,500

Net interest income after provision for credit losses	2,983,983	62,284	—	3,046,267

Costs and expenses
Salaries and employee benefits	1,661,354	1,688	—	1,663,042
Office and occupancy expense	678,140	25,533	—	703,673
Other operating expenses	503,202	38,319	—	541,521
Costs of abandoned merger	122,339	—	—	122,339

	2,965,035	65,540	—	3,030,575

Income (loss) before income tax expense.	18,948	(3,256)	—	15,692
Income tax expense	3,150	—	—	3,150

Net income (loss)	$15,798	$(3,256)	$—	$12,542

PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial statements give effect to the proposed offering and the Celtic acquisition under the purchase accounting method in accordance with accounting principles generally accepted in the United States. The unaudited pro forma financial statements are derived from the audited and unaudited financial statements of the Bank and Celtic.

     The Holding Company has incurred reorganization expenses and expenses as a result of the proposed acquisition of Celtic. The Holding Company reorganization expenses are reflected in the “Pro Forma Adjustments” columns, the anticipated costs relating to the Celtic acquisition are reflected in the “Celtic Capital” columns, and the anticipated costs of the offering are reflected in the “Net Offering Proceeds” columns of the Pro Forma Balance Sheets that follow. It is also anticipated that the proposed transactions will provide the Holding Company with certain future financial benefits that include reduced net operating expenses and opportunities to earn more revenue. However, these anticipated cost savings and enhanced revenue opportunities are not reflected in the pro forma financial statements. Therefore, the pro forma financial statements, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, do not attempt to predict or suggest future results. The pro forma financial statements also do not attempt to show how the Holding Company would actually have performed had the Bank and Celtic been combined throughout the periods presented. The pro forma financial statements include all the adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of the historical periods.

     The following Pro Forma Balance Sheet as of March 31, 2005 presents financial data for the Holding Company after giving effect to the completion of:

•	the raising of $4.8 million through the proposed offering (the minimum necessary to have sufficient funds to close the Celtic acquisition as of March 31, 2005); and

•	the proposed acquisition of Celtic, including the issuance of an additional $832,000 worth of the Holding Company’s common stock in connection with the Celtic acquisition:

	Pro Forma Balance Sheet
	March 31, 2005
	Discovery	Net Offering	Celtic	Pro Forma		Pro Forma
	Bancorp(1)	Proceeds(2)	Capital(3)	Adjustments		Consolidated
ASSETS
Cash and cash equivalents	$12,374,934	$4,824,360	$3,254,772	($7,741,345	)(4)	$12,712,721
Investments	6,490,816		0			6,490,816
Loans	93,397,712		18,838,404	(569,291	)(5)	111,666,825
Goodwill			0	1,732,000	(6)	1,732,000
Other assets	7,144,978		410,742	(316,559	)(7)	7,239,161

Total Assets	$119,408,440	$4,824,360	$22,503,918	($6,895,195)		$139,841,523

LIABILITIES
Total deposits	$99,876,116					$99,876,116
Borrowings	8,500,000		$18,287,722	($3,216,999	)(8)	23,570,723
Accrued interest payable and other liabilities	608,104		4,944,866	(4,944,866	)(9)	608,104

Total Liabilities	108,984,220		23,232,588	(8,161,885)		124,054,943
STOCKHOLDERS’ EQUITY
Common stock	10,754,630	$4,824,360	0	832,000	(10)	16,410,990
Accumulated deficit	(283,918)		(728,670)	434,670	(11)	(577,918)
Accumulated other comprehensive income	(46,492)		0			(46,492)

Total Stockholders’ Equity	10,424,220	4,824,360	(728,670)	1,266,670		15,786,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,408,440	$4,824,360	$22,503,918	($6,895,195)		$139,841,523

(1) Represents Discovery Bank’s March 31, 2005 historic amounts.

(2) Represents the minimum net proceeds from the proposed offering (net of estimated offering expenses, including commissions, of $464,440) necessary to close the Celtic acquisition as of March 31, 2005. For purposes of this pro forma presentation it is assumed that 330,550 shares will be sold at $16.00 per share for aggregate proceeds of $5,288,800.

(3) Represents the historic assets and liabilities of Celtic at March 31, 2005.

(4) Represents the estimated cash purchase price for Celtic as of March 31, 2005 (the Net Payment Amount of $3,330,346 plus the cash premium of $900,000), the projected reduction in Celtic’s outstanding borrowings being assumed of $3,216,999, less the projected reduction in interest expense of $11,000 as a result of the projected reduction of outstanding borrowings, plus the payment of the Holding Company’s estimated organizational costs of $305,000.

(5) The loan balance being purchased from Celtic is net of $164,115 in deferred loan fees and $733,406 in loans not being purchased.

(6) Goodwill represents the difference between the aggregate purchase price for Celtic and the estimated value of the assets being acquired net of the liabilities being assumed.

(7) Celtic’s cash surrender value of life insurance, prepaid expenses, other assets and deferred income taxes, aggregating $316,559, are not being purchased. Celtic’s furniture, fixtures and equipment are being purchased.

(8) Represents the projected reduction in Celtic’s outstanding borrowings being assumed.

(9) Represents Celtic’s liabilities not being assumed.

(10) Represents the stock consideration to be paid for the Celtic acquisition, plus the stock consideration to be provided to Mr. Mark Hafner at the closing of the Celtic acquisition pursuant to his employment agreement, at an estimated $16.00 per share. No assurance can be given regarding the valuation of the Holding Company’s common stock at the Celtic closing.

(11) Represents the pro forma adjustment to eliminate Celtic’s accumulated deficit, which is not being assumed, plus the projected reduction in interest expense of $11,000 as a result of the projected reduction in Celtic’s borrowings, net of the projected Holding Company organizational costs of $305,000.

     The following Pro Forma Balance Sheet as of March 31, 2005 presents financial data for the Holding Company after giving effect to the completion of:

•	the raising of $12.0 million through this offering (the maximum proposed offering); and

•	the proposed acquisition of Celtic, including the issuance of an additional $832,000 worth of the Holding Company’s common stock in connection with the Celtic acquisition:

	Pro Forma Balance Sheet
	March 31, 2005
	Discovery	Net Offering	Celtic	Pro Forma		Pro Forma
	Bancorp(1)	Proceeds(2)	Capital(3)	Adjustments		Consolidated
ASSETS
Cash and cash equivalents.	$12,374,934	$11,200,000	$3,254,772	($7,741,345	)(4)	$19,088,361
Investments	6,490,816					6,490,816
Loans	93,397,712		18,838,404	(569,291	)(5)	111,666,825
Goodwill				1,732,000	(6)	1,732,000
Other assets	7,144,978		410,742	(316,559	)(7)	7,239,161

Total Assets	$119,408,440	$11,200,000	$22,503,918	($6,895,195)		$146,217,163

LIABILITIES
Total deposits	$99,876,116					$99,876,116
Borrowings	8,500,000		$18,287,722	($3,216,999	)(8)	23,570,723
Accrued interest payable and other liabilities	608,104		4,944,866	(4,944,866	)(9)	608,104

Total Liabilities	108,984,220		23,232,588	(8,161,865)		124,054,943
STOCKHOLDERS’ EQUITY
Common stock	10,754,630	$11,200,000		832,000	(10)	22,786,630
Accumulated deficit	(283,918)		(728,670)	434,670	(11)	(577,918)
Accumulated other comprehensive income	(46,492)					(45,492)

Total Stockholders’ Equity	10,424,220	11,200,000	(728,670)	1,266,670		22,162,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,408,440	$11,200,000	$22,503,918	($6,895,195)		$146,217,163

(1) Represents Discovery Bank’s March 31, 2005 historic amounts.

(2) Represents the maximum net proceeds from the proposed offering (net of estimated offering expenses, including commissions, of $800,000). For purposes of this pro forma presentation it is assumed that 750,000 shares will be sold at $16.00 per share for aggregate proceeds of $12,000,000. No assurance can be given regarding the net proceeds of this offering.

(3) Represents the historic assets and liabilities of Celtic at March 31, 2005.

(4) Represents the estimated cash purchase price for Celtic as of March 31, 2005 (the Net Payment Amount of $3,330,345 plus the cash premium of $900,000), the projected reduction in Celtic’s outstanding borrowings being assumed of $3,216,999, less the projected reduction in interest expense of $11,000 as a result of the projected reduction of outstanding borrowings, plus the payment of the Holding Company’s estimated organizational costs of $305,000.

(5) The loan balance being purchased from Celtic is net of $164,115 in deferred loan fees and $733,406 in loans not being purchased.

(6) Goodwill represents the difference between the aggregate purchase price for Celtic and the estimated value of the assets being acquired net of the liabilities being assumed.

(7) Celtic’s cash surrender value of life insurance, prepaid expenses, other assets and deferred income taxes, aggregating $316,559, are not being purchased. Celtic’s furniture, fixtures and equipment are being purchased.

(8) Represents the projected reduction in Celtic’s outstanding borrowings being assumed.

(9) Represents Celtic’s liabilities not being assumed.

(10) Represents the stock consideration to be paid for the Celtic acquisition, plus the stock consideration to be provided to Mr. Mark Hafner at the closing of the Celtic acquisition pursuant to his employment agreement, at an estimated $16.00 per share. No assurance can be given regarding the valuation of the Holding Company’s common stock at the Celtic closing.

(11) Represents the pro forma adjustment to eliminate Celtic’s accumulated deficit, which is not being assumed, plus the projected reduction in interest expense of $11,000 as a result of the projected reduction in Celtic’s borrowings, net of the projected Holding Company organizational costs of $305,000.

     The following Pro Forma Balance Sheet as of December 31, 2004, presents financial data for the Holding Company after giving effect to the completion of:

•	the raising of $6.0 million through this offering (the minimum necessary to have sufficient funds to close the Celtic acquisition as of December 31, 2004); and

•	the proposed acquisition of Celtic, including the issuance of an additional $832,000 worth of the Holding Company’s common stock in connection with the Celtic acquisition:

	Pro Forma Balance Sheet
	December 31, 2004
	Discovery	Net Offering	Celtic	Pro Forma		Pro Forma
	Bancorp(1)	Proceeds(2)	Capital(3)	Adjustments		Consolidated
ASSETS
Cash and cash equivalents	$6,583,876	$5,454,598	$1,318,568	$(6,376,159	)(4)	$6,980,883
Investments	5,880,357					5,880,357
Loans	80,036,566		22,790,503	(688,406	)(5)	102,138,663
Goodwill				1,732,000	(6)	1,732,000
Other assets	6,767,056		380,580	(300,684	)(7)	6,846,952

Total Assets	$99,267,855	$5,454,598	$24,489,651	$(5,633,249)		$123,578,855

LIABILITIES
Total deposits	$79,679,058					$79,679,058
Borrowings	9,000,000		$19,917,688	$(1,685,286	)(8)	27,232,402
Accrued interest payable and other liabilities	234,368		5,347,833	(5,347,833	)(9)	234,368

Total Liabilities	88,913,426		25,265,521	(7,033,119)		107,145,828
STOCKHOLDERS’ EQUITY
Common stock	10,754,630	$5,454,598		832,000	(10)	17,041,228
Accumulated deficit	(390,167)		(775,870)	567,870	(11)	(598,167)
Accumulated other comprehensive income	(10,034)					(10,034)

Total Shareholders’ Equity	10,354,429	5,454,598	(775,870)	1,399,870		16,433,027

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,267,855	$5,454,598	$24,489,651	$(5,633,249)		$123,578,855

(1) Represents Discovery Bank’s December 31, 2004 historic amounts.

(2) Represents the minimum net proceeds from the proposed offering (net of estimated offering expenses, including commissions, of $497,610) necessary to close the Celtic acquisition as of December 31, 2004. For purposes of this pro forma presentation it is assumed that 372,013 shares will be sold at $16.00 per share for aggregate proceeds of $5,952,208.

(3) Represents the historic assets and liabilities of Celtic at December 31, 2004.

(4) Represents the estimated cash purchase price for Celtic as of December 31, 2004 (the Net Payment Amount of $3,582,873 plus the cash premium of $900,000), the projected reduction in Celtic’s outstanding borrowings being assumed of $1,685,286, less the projected reduction in interest expense of $97,000 as a result of the projected reduction of outstanding borrowings, plus the payment of the Holding Company’s estimated organizational costs of $305,000.

(5) The loan balance being purchased from Celtic is net of $45,000 in deferred loan fees and $733,406 in loans not being purchased.

(6) Goodwill represents the difference between the aggregate purchase price for Celtic and the estimated value of the assets being acquired net of the liabilities being assumed.

(7) Celtic’s cash surrender value of life insurance, prepaid expenses, other assets and deferred income taxes, aggregating $300,684, are not being purchased. Celtic’s furniture, fixtures and equipment are being purchased.

(8) Represents the projected reduction in Celtic’s outstanding borrowings being assumed.

(9) Represents Celtic’s liabilities not being assumed.

(10) Represents the stock consideration to be paid for the Celtic acquisition, plus the stock consideration to be provided to Mr. Mark Hafner at the closing of the Celtic acquisition pursuant to his employment agreement, at an estimated $16.00 per share. No assurance can be given regarding the valuation of the Holding Company’s common stock at the Celtic closing.

(11) Represents the pro forma adjustment to eliminate Celtic’s accumulated deficit, which is not being assumed, plus the projected reduction in interest expense of $97,000 as a result of the projected reduction in Celtic’s borrowings, net of the projected Holding Company organizational costs of $305,000.

     The following Pro Forma Balance Sheet as of December 31, 2004, presents financial data for the Holding Company after giving effect to the completion of:

•	the raising of $12.0 million through this offering (the maximum proposed offering); and

•	the proposed acquisition of Celtic, including the issuance of an additional $832,000 worth of the Holding Company’s common stock in connection with the Celtic acquisition:

	Pro Forma Balance Sheet
	December 31, 2004
	Discovery	Net Offering	Celtic	Pro Forma		Pro Forma
	Bancorp(1)	Proceeds(2)	Capital(3)	Adjustments		Consolidated
ASSETS
Cash and cash equivalents	$6,583,876	$11,200,000	$1,318,568	$(6,376,159	)(4)	$12,726,285
Investments	5,880,357					5,880,357
Loans	80,036,566		22,790,503	(688,406	)(5)	102,138,663
Goodwill				1,732,000	(6)	1,732,000
Other assets	6,767,056		380,580	(300,684	)(7)	6,846,952

Total Assets	$99,267,855	$11,200,000	$24,489,651	$(5,633,249)		$129,324,257

LIABILITIES
Total deposits	$79,679,058					$79,679,058
Borrowings	9,000,000		$19,917,688	$(1,685,286	)(8)	27,320,402
Accrued interest payable and other liabilities	234,368		5,347,833	(5,347,833	)(9)	234,368

Total Liabilities	88,913,426		25,265,521	(7,033,119)		107,145,828
STOCKHOLDERS’ EQUITY
Common stock	10,754,630	$11,200,000		832,000	(10)	22,786,630
Accumulated deficit	(390,167)		(775,870)	567,870	(11)	(598,167)
Accumulated other comprehensive income	(10,034)					(10,034)

Total Shareholders’ Equity	10,354,429	11,200,000	(775,870)	1,399,870		22,178,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,267,855	$11,200,000	$24,489,651	$(5,633,249)		$129,324,257

(1) Represents Discovery Bank’s December 31, 2004 historic amounts.

(2) Represents the maximum net proceeds from the proposed offering (net of estimated offering expenses, including commissions, of $800,000). For purposes of this pro forma presentation it is assumed that 750,000 shares will be sold at $16.00 per share for aggregate proceeds of $12,000,000. No assurance can be given regarding the net proceeds of this offering.

(3) Represents the historic assets and liabilities of Celtic at December 31, 2004.

(4) Represents the estimated cash purchase price for Celtic as of December 31, 2004 (the Net Payment Amount of $3,582,873 plus the cash premium of $900,000), the projected reduction in Celtic’s outstanding borrowings being assumed of $1,685,286, less the projected reduction in interest expense of $97,000 as a result of the projected reduction of outstanding borrowings, plus the payment of the Holding Company’s estimated organizational costs of $305,000.

(5) The loan balance being purchased from Celtic is net of $45,000 in deferred loan fees and $733,406 in loans not being purchased.

(6) Goodwill represents the difference between the aggregate purchase price for Celtic and the estimated value of the assets being acquired net of the liabilities being assumed.

(7) Celtic’s cash surrender value of life insurance, prepaid expenses, other assets and deferred income taxes, aggregating $300,684, are not being purchased. Celtic’s furniture, fixtures and equipment are being purchased.

(8) Represents the projected reduction in Celtic’s outstanding borrowings being assumed.

(9) Represents Celtic’s liabilities not being assumed.

(10) Represents the stock consideration to be paid for the Celtic acquisition, plus the stock consideration to be provided to Mr. Mark Hafner at the closing of the Celtic acquisition pursuant to his employment agreement, at an estimated $16.00 per share. No assurance can be given regarding the valuation of the Holding Company’s common stock at the Celtic closing.

(11) Represents the pro forma adjustment to eliminate Celtic’s accumulated deficit, which is not being assumed, plus the projected reduction in interest expense of $97,000 as a result of the projected reduction in Celtic’s borrowings, net of the projected Holding Company organizational costs of $305,000.

     The following Pro Forma Statement of Operations for the three month period ended March 31, 2005, gives effect to the Celtic acquisition as if it occurred at the beginning of the period. The Holding Company’s organizational costs of $305,000 are included in “Other Expenses.”

	Pro Forma Statement of Operations For the Three Month
	Period Ended March 31, 2005
	(dollars in thousands, except per share data)
			Pro Forma
	Discovery		Adjustment(12)	Combined
	Bancorp	Celtic
Interest income	$1,647	$1,003		$2,650
Interest expense	506	409	($11)	904

Net interest income	1,141	594	11	1,746
Provision for possible loan losses	159	0		159

Net interest income (loss) after provision for possible loan losses	982	594	11	1,587
Other income	54	0		54
Other expenses	893	547	305	1,745

Income (loss) before provision for income taxes	143	47	(294)	(104)
Income taxes (credit)	37	0		37

Net income (loss)	$106	$47	($294)	($141)

PER SHARE DATA-MINIMUM:(13)
Basic	$0.10			($0.10)
Diluted	$0.10			($0.09)
Book value	$10.05			$11.12
Weighted Average Shares Outstanding	1,037,298			1,419,848
Diluted Shares Outstanding	1,102,495			1,485,045
PER SHARE DATA-MAXIMUM:(1)
Basic	$0.36			($0.08)
Diluted	$0.33			($0.07)
Book value	$9.98			($12.05)
Weighted Average Shares Outstanding	1,037,298			1,839,298
Diluted Shares Outstanding	1,102,495			1,904,495

(1) These pro forma adjustments represent the estimated interest expense savings of $11,000 as a result of the projected reduction of Celtic’s outstanding borrowings, at the average annual rate for the first quarter of 2005, and the Holding Company’s estimated organizational costs of $305,000.

(12) This pro forma per share data assumes this offering was conducted at the beginning of the period, that gross proceeds of $5.3 million (the minimum necessary to close the Celtic acquisition as of March 31, 2005) represent the sale of 330,550 shares at $16.00 per share, that an additional 52,000, shares were issued in connection with the Celtic acquisition (50,000 shares to Celtic, equal to $800,000 at $16.00 per share, plus 2,000 shares to Mr. Mark Hafner pursuant to his employment agreement), and that no earnings were generated from the net proceeds of the proposed offering. No assurance can be given regarding the net proceeds of the proposed offering.

(13) This pro forma per share data assumes this offering was conducted at the beginning of the period, that gross proceeds of $12.0 million (the maximum offering) represent the sale of 750,000 shares at $16.00 per share, that an additional 52,000 shares were issued in connection with the Celtic acquisition (50,000 shares to Celtic, equal to $800,000 at $16.00 per share, plus 2,000 shares to Mr. Mark Hafner pursuant to his employment agreement), and that no earnings were generated from the net proceeds of the proposed offering. No assurance can be given regarding the net proceeds of the proposed offering.

     The following Pro Forma Statement of Operations for the year ended December 31, 2004, gives effect to the Celtic acquisition as if it had occurred at the beginning of the year. The Holding Company’s organizational costs of $305,000 are included in “Other Expenses.”

	Pro Forma Statement of Operations For the Year Ended
	December 31, 2004
	(dollars in thousands, except per share data)
	Discovery		Pro Forma
	Bancorp	Celtic	Adjustment(2)	Combined
Interest income	$5,005	$4,223		$9,228
Interest expense	1,180	1,439	$(97)	2,522

Net interest income	3,825	2,784	97	6,706
Provision for possible loan losses	238	38		276

Net interest income (loss) after provision for possible loan losses.	3,587	2,746	97	6,430
Other income	152	0		152
Other expenses	3,149	2,663	305	6,117

Income (loss) before provision for income taxes	590	83	(208)	465
Income taxes (credit)	(86)	0		(86)

Net income (loss)	$676	$83	$(208)	$551

PER SHARE DATA-MINIMUM:(3)
Basic	$0.65			$0.38
Diluted	$0.61			$0.36
Book value	$9.98			$12.34
Weighted Average Shares Outstanding.	1,037,298			1,461,311
Diluted Shares Outstanding	1,095,455			1,519,468
PER SHARE DATA-MAXIMUM:(1)
Basic	$0.36			$0.30
Diluted	$0.33			$0.29
Book value	$9.98			$11.96
Weighted Average Shares Outstanding.	1,037,298			1,839,298
Diluted Shares Outstanding	1,095,455			1,897,455

(1) These pro forma adjustments represent the estimated interest expense savings of $97,000 as a result of the projected reduction of Celtic’s outstanding borrowings, at the average annual rate for 2004, and the Holding Company’s estimated organizational costs of $305,000.

(2) This pro forma per share data assumes this offering was conducted at the beginning of the period, that gross proceeds of $6.0 million (the minimum necessary to close the Celtic acquisition as of December 31, 2004) represent the sale of 372,013 shares at $16.00 per share, that an additional 52,000 shares were issued in connection with the Celtic acquisition (50,000 shares to Celtic, equal to $800,000 at $16.00 per share, plus 2,000 shares to Mr. Mark Hafner pursuant to his employment agreement), and that no earnings were generated from the net proceeds of the proposed offering. No assurance can be given regarding the net proceeds of the proposed offering.

(3) This pro forma per share data assumes this offering was conducted at the beginning of the period, that gross proceeds of $12.0 million (the maximum offering) represent the sale of 750,000 shares at $16.00 per share, that an additional 52,000 shares were issued in connection with the Celtic acquisition (50,000 shares to Celtic, equal to $800,000 at $16.00 per share, plus 2,000 shares to Mr. Mark Hafner pursuant to his employment agreement), and that no earnings were generated from the net proceeds of the proposed offering. No assurance can be given regarding the net proceeds of the proposed offering.

TEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCOVERY BANCORP

     From incorporation through March 31, 2005, Bancorp’s only activities have been related to its organization, which entails the merger of the Bank with Bancorp’s wholly-owned subsidiary, DB Merger Company, the Celtic acquisition, and a proposed offering to raise capital. Please refer to Bancorp’s Registration Statement on Form S-4 for more information regarding the holding company reorganization, the Celtic acquisition and the proposed offering. Please also refer to Bancorp’s Registration Statement on Form SB-2 regarding the proposed offering.

DISCOVERY BANK

Introduction

     The following discussion is designed to provide a better understanding of significant trends related to the Bank’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It is derived from the Bank’s unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2005 and March 31, 2004, and the audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, and the notes thereto included elsewhere herein. Comparisons of the three months ended March 31, 2005 to March 31, 2004, and comparisons of the years ended December 31, 2004 and December 31, 2003 to the preceding calendar years are primarily impacted by the Bank’s growth. For purposes of this section (Management’s Discussion and Analysis of Financial Condition and Results of Operations), the terms “we” and “our” mean Discovery Bank on a stand-alone basis.

     Our continued growth since commencement of operations in September 2001 has been the primary factor impacting profitability over the periods reflected in this discussion. However, although we anticipate that our continued growth will further enhance the results of our operations, our future results of operations could materially differ from those suggested by the forward-looking statements contained in this Prospectus or the annualized results of our operations for the three months ended March 31, 2005, depending upon changes to things such as:

•	competition within the banking industry;

•	changes in the interest rate environment;

•	general economic conditions, nationally, regionally and in our market areas, including declines in real estate values;

•	the effects of terrorism and the conduct of the war on terrorism by the United States and its allies;

•	the regulatory environment;

•	business conditions and inflation;

•	the securities markets;

•	technology;

•	regulatory compliance issues;

•	planned asset growth;

•	unanticipated loan losses;

•	unanticipated increases in operating expenses; and

•	the ability to generate fee and other non-interest income.

Critical Accounting Policies

     Our financial statements, and the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

     Our significant accounting policies and practices are described in Note 1 to the audited financial statements as of December 31, 2004. The accounting policies that involve our significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for allowance for loan losses, securities available for sale, and income taxes as critical accounting policies which are summarized below.

     Allowance for Loan Losses. We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

     During the time we hold collateral, we are subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

     Securities Available-for-Sale. Securities available-for-sale are recorded at fair value, based on quoted market prices. Unrealized holding gains and losses, net of income taxes, in securities available-for-sale, based on quoted market prices, are reported as other comprehensive income (loss) in the period incurred. Premiums and discounts on purchased securities are recognized as an adjustment to yield over the term of the security. Declines in the fair value of securities available-for-sale below the original purchase price that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities available-for-sale are recorded on the trade date and are determined using the specific identification method.

     Income Taxes. We record our provision for income taxes under the liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between our financial statements and our tax return. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs. We have recognized a deferred income tax asset for the year ended December 31, 2004 and the three months ended March 31, 2005, of $292,000 and $262,000, respectively. We evaluate such realizablity based upon anticipated tax income from forecast models.

General

     We earned $106,000 for the three months ended March 31, 2005 compared to earnings of $64,000 for the three months ended March 31, 2004. Diluted earnings per share were $0.10 for the three months ended March 31, 2005 compared to $0.06 for the three months ended March 31, 2004. Our continued growth in interest-earning assets, funded by our growth in deposits, is responsible for the improved performance from March 2004 before tax earnings. The Bank’s 2005 first quarter earnings performance was negatively impacted by strong loan growth, which prompted the need to increase the quarterly provision for loan losses to $159,000 compared to only $33,000 for the first quarter of 2004. However, we anticipate that this loan growth will result in greater interest income throughout the remainder of 2005.

     The Bank opened its first full service branch located in Poway, California, within the market area of its headquarters, in January of 2004. During 2004, the Poway location had losses of $190,000. The branch became profitable during the first quarter of 2005.

     We earned $676,000 for the year ended December 31, 2004 compared to earnings of $440,000 for the year ended December 31, 2003. Diluted earnings per share for 2004 were $0.61 compared to $0.46 for 2003. Our continued growth in interest-earning assets, funded by our growth in deposits, is responsible for the improved performance during 2004. For the year ended December 31, 2004, earnings after tax included a net tax benefit of $86,000. Earnings for the year ended December 31, 2004 were negatively impacted by start up costs for our Poway Branch, which began full service deposit operation in January 2004. Net operating loss for the Poway branch for the year ending December 31, 2004 was approximately $190,000. The branch became profitable during the first quarter of 2005.

     Effective December 15, 2004, the Bank terminated the lease agreement for the premises at 1145 San Marino Dr. and relocated its main office to 338 Via Vera Cruz, San Marcos. The new premises consists of a two story commercial building with approximately 28,000 square feet of usable space. The Bank occupies approximately 13,000 square feet with the remaining space leased to unrelated parties on a short-term basis. The building was purchased by the Bank’s subsidiary, San Marcos Building, LLC for $4,950,000 with escrow closing on July 22, 2004. The subsidiary is wholly-owned by the Bank.

     Total assets increased $20.1 million or 20.3%, to $119,408,000 at March 31, 2005, from $99,268,000 at December 31, 2004. Loans, net of unearned income, increased 16.7% to $94,555,000 at March 31, 2005, from $81,035,000 at December 31, 2004. The increases in total assets and loans were primarily funded by a $20.2 million increase in deposits to $99,876,000 at March 31, 2005, from $79,679,000 at December 31, 2004.

     Total assets increased $8.3 million or 12.2%, to $76,626,000 at March 31, 2004, from $68,282,000 at December 31, 2003. Loans, net of unearned income, increased 8.2% to $65,683,000 at March 31, 2004, from $60,696,000 at December 31, 2003. The increases in total assets and loans were primarily funded by a $9.5 million increase in deposits to $63,699,000 at March 31, 2004, from $54,161,000 at December 31, 2003.

     Total assets increased $31.0 million or 45.4%, to $99,268,000 at December 31, 2004, from $68,282,000 at December 31, 2003. Loans, net of unearned income, increased 33.5% to $81,035,000 at December 31, 2004, from $60,696,000 at December 31, 2003. The increases in total assets and loans were primarily funded by a $25.5 million increase in deposits to $79,679,000 at December 31, 2004, from $54,161,000 at December 31, 2003.

     Stockholders’ equity was $10,424,000 at March 31, 2005, compared to $10,354,000 at December 31, 2004 and $9,757,000 at March 31, 2004, and $9,696,000 at December 31, 2003. The increases reflect improved profitability during the referenced periods.

     The following sections present various tables reflecting our financial condition and results of operations. Average balances reflect daily averages, which were computed using quarterly averages. All averages and rates shown for the quarterly periods ended March 31 have been annualized using 365/90 for 2005 and 2004. No assurance can be given that the annualized rates and results of operations for the three months ended March 31, 2005 are indicative of the rates and results of operations that may be expected for the year ending December 31, 2005.

Distribution of Assets, Liabilities and Stockholders’ Equity

     Our earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally our loan portfolio and investment securities; and the interest paid on our interest-

bearing liabilities, which consist of deposits and borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest spread is the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin and net interest spread:

	Three Months Ended March 31,
	2005				2004
		Interest		Rates		Interest	Rates
	Average	Income/		Earned/	Average	Income/	Earned
	Balance	Expense		Paid(1)	Balance	Expense	/ Paid(1)
	(dollars in thousands)
Assets
Investment securities	$2,907	$26		3.63%	$2,303	$15	2.64%
Interest-bearing deposits	2,879	18		2.54%	2,535	17	2.72%
Federal funds sold	6,191	40		2.62%	1,957	5	1.04%
Loans, net of unearned(2)	87,254	1,564	(3)	7.27%	62,344	1,013	6.59%

Total Interest-Earning Assets	99,231	1,648		6.74%	69,139	1,050	6.16%
Noninterest-earning assets	10,095				3,198

Total Assets	$109,326				$72,337

Liabilities
Transaction and NOW accounts	$6,746	17		1.02%	$5,026	13	1.05%
Savings and money market	20,855	101		1.96%	10,754	41	1.55%
Time deposits	45,957	333		2.94%	32,878	175	2.16%
Borrowings	8,756	55		2.55%	2,851	8	1.14%

Total Interest-Bearing Liabilities	82,314	506		2.49%	51,509	237	1.87%

Demand deposits	16,140				10,583
Other liabilities	411				145

Total Liabilities	98,865				62,237
Stockholders’ Equity	10,461				10,100

Total Liabilities and Stockholders’ Equity	$109,326				$72,337

Net interest margin(4)		$1,142		4.67%		$813	4.77%

Net interest spread(5)				4.25%			4.29%

(1) The rates have been annualized. No assurances can be given that the annualized rates and results of operations for the three months ended March 31, 2005 are indicative of the rates and results of operations that may be expected for the year ended December 31, 2005.

(2) Average loans are net of unearned loan fees and allowances for loan losses. Unearned loan fees were $179,000 and $121,000 at March 31, 2005 and 2004, respectively. Allowances for loan losses were $1,157,000 and $794,000 at March 31, 2005 and 2004, respectively.

(3) Interest income includes loan fees of $62,980 and $45,726 for the three months ended March 31, 2005 and 2004, respectively.

(4) Net interest margin is the net yield on average total interest-earning assets.

(5) Net interest spread is the absolute difference between the rate earned on interest-bearing assets and the rate paid on interest-bearing liabilities.

	Year Ended December 31,
	2004				2003
				Rates		Interest	Rates
	Average	Interest		Earned/	Average	Income/	Earned
	Balance	Income/ Expense		Paid	Balance	Expense	/ Paid
	(dollars in thousands)
Assets
Investment securities	$2,356	$89		3.78%	$1,435	$47	3.28%
Interest-bearing deposits	2,680	60		2.24%	1,350	32	2.37%
Federal funds sold	3,423	49		1.43%	3,795	40	1.05%
Loans, net of unearned(1)	71,861	4,806	(2)	6.69%	46,265	3,173	6.86%

Total Interest-Earning Assets	80,320	5,004		6.23%	52,845	3,292	6.23%
Noninterest-earning assets	5,754				1,862

Total Assets	$86,074				$54,707

Liabilities
Transaction and NOW accounts	$6,930	75		1.08%	$3,465	49	1.41%
Savings and money market	14,999	239		1.59%	7,577	112	1.48%
Time deposits	35,933	791		2.20%	26,961	689	2.56%
Borrowings	4,723	75		1.59%	1,321	16	1.21%

Total Interest-Bearing Liabilities	62,585	1,180		1.89%	39,324	866	2.20%

Demand deposits	13,171				7,119
Other liabilities	268				594

Total Liabilities	76,024				47,037
Stockholders’ Equity	10,050				7,670

Total Liabilities and Stockholders’ Equity	$86,074				$54,707

Net interest margin(3)		$3,824		4.76%		$2,426	4.59%

Net interest spread(4)				4.34%			4.03%

     Three Months Ended March 31, 2005 and 2004. Average interest-earning assets increased to $99,231,000 during the three months ended March 31, 2005, from $69,139,000 during the same period in 2004. The average yield on these assets increased to 6.74% from 6.16%. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $82,314,000 during the three months ended March 31, 2005, from $51,509,000 during the same period in 2004. The average rate paid on these liabilities increased to 2.49% for the three months ended March 31, 2005, from 1.87% for the same period in 2004. The increase in the yield on interest-earning assets resulted from interest rate increases during the first quarter of 2005. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within market. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 52.5% for the three months ended March 31, 2005 to $16,140,000 from $10,583,000 for same period in 2004.

     Net interest income for the three months ended March 31, 2005, was $1,142,000, which increased $329,000, or 40.5%, over the same period in the prior year. Our net interest margin decreased 10 basis points to 4.67% for the three months ended March 31, 2005, compared to 4.77% for the same period in 2004. The decrease in net interest margin was primarily the result of the higher rates paid on interest-bearing liabilities.

(1) Average loans are net of unearned loan fees and allowances for loan losses. Unearned loan fees were $177,000 and $130,000 at December 31, 2004 and 2003, respectively. Allowances for loan losses were $998,000 and $760,000 at December 31, 2004 and 2003, respectively.

(2) Interest income includes loan fees of $234,573 and $221,840 for the years ended December 31, 2004 and 2003, respectively.

(3) Net interest margin is the net yield on average total interest-earning assets.

(4) Net interest spread is the absolute difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

     Years Ended December 31, 2004 and 2003. Average interest-earning assets increased to $80,320,000 during the year ended December 31, 2004, from $52,845,000 during the same period in 2003. The average yield on these assets remained the same at 6.23%. The prime rate increase during the last six months of 2004 was offset with the competitive pricing as the source for loan business decreased with competition from other new independent banks. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $62,585,000 during the year ended December 31, 2004, from $39,324,000 during the same period in 2003. The average rate paid on these liabilities decreased to 1.89% for the year ended December 31, 2004, from 2.20% for the same period in 2003. The decline in the rate paid on interest-bearing liabilities was the result of increased utilization of the Federal Home Loan Bank’s Collateralized Mortgage Backed Line of Credit facility. This borrowing rate is priced approximately 100 basis points below the financial institutions market rate. In addition, our growth in core deposits offset the need to offer very competitive rates in the time certificate of deposit market. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 85.0% for the year ended December 31, 2004 to $13,171,000 from $ 7,119,000 for same period in 2003.

     Net interest income for the year ended December 31, 2004, was $ 3,824,000, which increased $1,398,000, or 57.6%, over the same period in the prior year. Our net interest margin increased 17 basis points to 4.76% for the year ended December 31, 2004, compared to 4.59% for the same period in 2003. The increase in net interest margin was the result of an overall lower cost of funding loan growth.

Net Interest Income and Net Yield

     Net interest income is affected by changes in the level and the mix of interest-earning assets and interest-bearing liabilities. The changes between periods in these assets and liabilities are referred to as volume changes. The impact on net interest income from changes in average volume is measured by multiplying the change in volume between the current period and the prior period by the prior period rate.

     Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities. These are referred to as rate changes and the impact on net interest income from these changes is measured by multiplying the change in rate between the current and prior period by the average volume of the prior period. Changes in rate-volume between periods, which is measured by the change in rate multiplied by the change in volume, are allocated on a pro rata basis between the volume and the rate changes. The following table reflects the rate and volume changes for the periods indicated:

	For the Three Months Ended
	March 31, 2005 Compared to the			For the Year Ended December 31,
	Three Months Ended March 31,			2004 Compared to the Year Ended
	2004			December 31, 2003
	Increase (Decrease) Due To Change			Increase (Decrease) Due To
	In			Change In
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Interest-Earning Assets
Investment securities	$4	$7	$11	$30	$12	$42
Interest-earning deposits.	2	(1)	1	32	(4)	28
Federal funds sold	11	24	35	(4)	13	9
Loans	405	146	551	1,755	(122)	1,633

Total Interest Income	422	176	598	1,813	(101)	1,712

Interest-Bearing Liabilities
Transaction and Now Accounts	4	0	4	49	(23)	26
MMDA and Savings	39	21	60	110	17	127
Time Deposits	70	88	158	229	(127)	102
FHLB Advance	17	30	47	41	18	59

Total Interest Expense	130	139	269	429	(115)	314

Net Interest Income	$292	$37	$329	$1,384	$14	$1,398

Investments

     In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase United States Treasury and Agency securities and other investments. Sales of Federal Funds and short-term loans to other banks are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Except for $1.5 million in securities pledged as collateral for our line of credit with the Federal Home Loan Bank, none of our securities are pledged to meet security requirements imposed as a condition to receipt of public fund deposits or for other purposes. Our policy is to stagger the maturities of our investments to meet our overall liquidity requirements.

     At March 31, 2005, March 31, 2004, December 31, 2004 and December 31, 2003, our investment portfolio consisted of U.S. Agency securities and mutual funds. As of March 31, 2005 and December 31, 2004, we also owned $60,000 in Pacific Coast Bankers’ Bancorp common stock and $423,000 in Federal Home Loan Bank stock. All of our securities are classified as available-for-sale. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

     The following tables summarize the amounts and the distributions of our investment securities as of the dates indicated:

	March 31,
	(unaudited)		December 31,
	2005	2004	2004	2003
	(dollars in thousands)
Book Value
Obligations of US Gov’t Agencies	$3,171	$1,600	$2,716	$1,646
Mutual Funds	0	921	-0-	915
Other (PCBB & FHLB)	483	277	483	274

Total	$3,654	$2,798	$3,199	$2,835

Fair Market Value
Obligations of US Gov’t Agencies	$3,125	$1,614	$2,706	$1,663
Mutual Funds	0	911	-0-	906

Total	$3,125	$2,525	$2,706	$2,569

Other (PCBB & FHLB)	483	277	483	274

Total	$3,608	$2,802	$3,189	$2,843

     Management has reviewed the fair market value of our U.S. Government Agencies investments and believes that the impairments are temporary.

     The following table summarizes our U.S. Government Agencies securities, showing book value (stated at cost, adjusted for amortization of premiums and accretion of discounts), market value and their weighted average yield at March 31, 2005 (unaudited). Our Pacific Coast Bankers’ Bancshares and Federal Home Loan Bank stock have no stated maturity.

					Five Years
	One Year		One Year Through		Through Ten
	or Less		Five Years		Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-Sale
U.S. Government Agencies	$250	4.15%	$2,290	3.36%	$0	0.00%	$631	4.08%	$3,171	3.57%

Total Market Value	$250		$2,262		$0		$613		$3,125

Loans

     Loan Categories. The following table sets forth the components of total net loans outstanding in each category at the dates indicated:

	March 31,
	(unaudited)
	2005		2004
		Percent of		Percent of
	Amount	Total	Amount	Total
	(dollars in thousands)
Loan Category
Real estate loans:
Construction loans	$14,298	15%	$10,548	16%
Real estate 1st trust deeds	40,425	43	23,827	36
Other real estate mortgage.	3,820	4	3,156	5

Total real estate	58,543	62	37,531	57
Commercial secured loans	28,506	30	23,024	35
Commercial unsecured loans	1,598	2	190	0
Consumer and other	6,086	6	5,058	8

Total Loans	94,733	100%	65,803	100%

Less deferred loan income	(178)		(120)
Less allowance for loan losses	(1,157)		(794)

Net Loans	$93,398		$64,889

	December 31,
	2004		2003
		Percent of		Percent of
	Amount	Total	Amount	Total
	(dollars in thousands)
Loan Category
Real estate loans:
Construction loans	$10,420	13%	$12,444	20%
Real estate 1st trust deeds	36,716	45	26,268	43
Other real estate mortgage.	2,528	3	1,572	3

Total real estate	49,664	61	40,284	66
Commercial secured loans	24,855	31	16,725	28
Commercial unsecured loans	1,147	1	748	1
Consumer and other	5,546	7	3,069	5

Total Loans	81,212	100%	60,826	100%

Less deferred loan income	(177)		(130)
Less allowance for loan losses	(998)		(760)

Net Loans	$80,037		$59,936

     We provide a variety of credit products to meet the needs of borrowers in our service area. We offer both secured and unsecured loans for working capital, equipment acquisition, expansion, purchase or improvement of real property, as well as seasonal loans and lines of credit. We maintain a portfolio of interim construction loans. Other real estate loans primarily consist of commercial loans secured by real estate collateral and real estate loans with maturities restricted to ten years. Commercial loans are made available to business and professional customers. Consumer loans are offered for a variety of personal, family household needs, including automobiles, home equity loans and unsecured revolving lines of credit.

     Our loan portfolio has consistently increased since we commenced operations in September 2001. Loan growth is the result of increased lending in our immediate market area and the opening of an additional banking office in Poway in 2004, which services the nearby communities of Poway, Carmel Mountain, Rancho Bernardo, Rancho Penesquitos, Ramona and Scripps Ranch. In addition, our increasing lending limits that result from the growth of our capital allows us to make larger loans. The size of a loan that a bank can make is limited by regulation to a percentage of the institution’s regulatory capital.

     Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and term loans, which are loans with maturities normally ranging from one to five years. Commercial loans may be unsecured or secured, including real estate collateral as well as special purpose or rapidly depreciating assets, such as equipment, inventory, receivables, junior liens on property or personal guarantees which may not provide an adequate source of repayment in the event of default. These loans may also have partial guarantees from the Small Business Administration. A growing portion of our commercial loans are asset-based loans, which are loans secured by current assets, such as receivables or inventory, or fixed assets, such as equipment. These loans are used for working capital, equipment purchases, seasonal cash shortages, and a variety of other purposes, and are structured on either a revolving or term basis.

     Commercial loans secured by real estate are generally greater in amount, more difficult to evaluate and monitor, and are often dependent on the successful operation and management of the properties. Repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Poor location, special use characteristics and overall attractiveness of the properties may impair the value of properties in the event of foreclosure.

     Commercial loans are generally more dependent on the borrower’s continuing financial strength and management ability. The borrower’s cash flow and ability to service the debt from earnings is the primary source of repayment rather than the liquidation of any pledged collateral. Commercial loans are generally for shorter terms and are often subject to annual review and generally require more administrative and management attention.

     We make SBA guaranteed loans. Although the guaranteed portion of the SBA loans may be sold in the secondary market, to date we have retained these loans in our portfolio. Our SBA loans are categorized as commercial or real estate depending on the underlying collateral.

     We maintain a portfolio of real estate construction loans, consisting of single-family homes and commercial construction loans. At March 31, 2005 and December 31, 2004, real estate construction loans comprised approximately 15% and 13%, respectively, of our loan portfolio. Our real estate construction loans are primarily interim loans made to finance the construction of commercial and single family residential property. These loans are typically short term. Construction lending is generally considered to involve a higher degree of risk than permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted with a project the value of which is insufficient to assure full repayment. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects. Loans to builders to construct projects for which no purchaser has been identified carry additional risk because the payoff for the loan may be dependent on the contractor’s ability to sell the property prior to the due date of the loan. We address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

     Our real estate 1st trust deed loans consist primarily of loans made based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. At March 31, 2005 and December 31, 2004, 1st trust deed secured loans comprised approximately 43% and 45%, respectively, of our loan portfolio.

     Other real estate mortgage loans consist of loans made based primarily on the borrower’s cash flow and which are secured by junior liens as secondary sources of repayments. Maturities on these loans are generally restricted to ten years (on an amortization ranging from ten to twenty-five years with a balloon payment due at maturity). Any loans extended for greater than five years have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

     Consumer loans, as well as home equity lines of credit, are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Consumer loans are often unsecured or secured by rapidly depreciating assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Also, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     We do not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table above. We have not made loans to any foreign entities. In addition, we have not made any loans to finance leveraged buyouts or for highly leveraged transactions.

     Loan Origination and Underwriting. Our primary lending emphasis is in construction, commercial real estate and business loans, including SBA loans. Major credit risk factors for all categories of loans include: changes in national and local economic conditions; the experience, ability and depth of our lending staff; changes in the quality of our internal and external loan review systems; and the impact of certain external factors such as competition, legal and regulatory changes. For construction and other real estate related loans, additional major risk factors include: changes in the valuation of real property; increases in commercial, industrial and retail vacancy rates; market absorption levels; excess market supply; and rising interest rates. To address these credit risks, all loan requests require preparation of a credit commitment report that details the purpose of the loan, terms, repayment source, collateral, credit rating of the borrower and a general description of the borrower’s background and/or business. The loan request is then subjected to various levels of review to assure that larger loans are reviewed by more experienced lenders and/or the Bank’s loan committee. The Bank’s loan policy establishes criteria for various types of loans, such as loan to collateral value ratios or loan to debt ratios. Further, the Bank utilizes outside loan reviewers to review and assess the loans made on an ongoing basis.

     Branch officers are assigned lending limits commensurate with their experience and skill and are capped at $5,000 for unsecured loans and $25,000 for secured loans. Loan requests exceeding branch officer limits are referred to Loan Administration for underwriting, review and approval. Lending limits for Loan Administration lenders are capped at $50,000 for unsecured and secured loans. The President/Chief Executive Officer and the Chief Credit Officer have combined lending limits when acting jointly of $500,000 for secured and $150,000 for unsecured loans. All requests exceeding the authority of the President/Chief Executive Officer and the Chief Credit Officer combined are submitted to the Board of Director’s Loan Committee for approval. Additionally, all new loans, regardless of amount, are reviewed by the Loan Committee monthly and all new loans of $50,000 or more or relationships that aggregate $50,000 or more are reported to the Board monthly. All processing, boarding and servicing of loans are performed by Loan Administration regardless of loan amount.

     Construction loans for small tract projects or non-residential properties generally require a minimum of 20% equity contribution by the borrower and a maximum advance of 75% of current appraisal. Loan terms can range from 12 to 18 months depending on the nature of the project. We require a first lien position on the property to be constructed and often take a junior lien on other real estate property as well. Land draws are generally limited to 50% of cost. Pricing is generally in the range of Wall Street Journal Prime plus 1.5% to 2.5%, loan fees of .5% to 1% and a documentation fee of $250 to $500.

     Commercial real estate loans are generally underwritten at a maximum loan to appraised value of 75%; however, we will often advance up to 90% of the value when using the SBA 504 or 7a loan guarantee programs as part of the financing structure for owner-users. Income property loans generally require a debt service coverage ratio of 1.25:1 to 1.30:1 depending on the type of property. Loan terms can range from 20 to 25 years with pricing adjustments at 3 or 5 year intervals. We require a first lien position on the subject property and often take a junior lien on other real estate property as well. Pricing is generally in the range of Wall Street Journal Prime plus 1% to 2% with a negotiated floor rate, loan fees of .5% to 1% and a documentation fee of $250 to $500. We also offer short-term fixed rate loans when necessary.

     Commercial business loans and SBA 7a loans are offered to existing and start-up businesses for various purposes. Such loans are generally collateralized with assets of the business and junior liens on personal residences. Commercial business loans are underwritten on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. We seek to structure these loans so that they have more than one source of repayment. The borrower is required to provide sufficient information to allow us to make an adequate credit evaluation. In most instances, this information consists of financial statements, tax returns, projected cash flows, current financial information on any guarantor and information about any collateral. Loans to closely held business borrowers typically require personal guarantees by the principals. Lines of credit and asset-based loans are written for 12 months. SBA loans can have terms of up to 20 years. Pricing is generally in the range of Wall Street Journal Prime plus 2% to 2.75% with a negotiated floor rate, loan fees of .5% to 1% and a documentation fee of $250 to $500. Loan fees for non-SBA loans can range from .5% to 1%.

     Current appraisals, insurance and perfected liens are generally required for any collateral taken on loans.

     Loan Maturities. The following table sets forth the maturity distribution of our loans outstanding at December 31, 2004. At that date, we had $7,089,000 in loans with maturity greater than fifteen years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the national prime rate or our Reference Rate. As of December 31, 2004, approximately 95% of our loan portfolio was comprised of floating interest rate loans.

	Maturing
	Within One	One to Five	After Five
	Year	Years	Years	Total
	(dollars in thousands)
Real estate loans:
Construction and Land	$6,831	$3,590	$0	$10,421
Real Estate 1st Trust Deeds	2,022	5,243	29,451	36,716
Other Real Estate	1,796	288	444	2,528

Total real estate	10,649	9,121	29,895	49,665
Commercial Secured Loans	11,771	4,016	9,068	24,855
Commercial Unsecured Loans	1,130	16	0	1,146
Consumer & other	803	725	4,018	5,546

Total	$24,353	$13,878	$42,981	$81,212

Loans with predetermined interest rates	$1,291	$857	$1,830	$3,978
Loans with floating or adjustable interest rates	23,062	13,021	41,151	77,234

Total	$24,353	$13,878	$42,981	$81,212

     Loan Commitments. In the normal course of business, we maintain outstanding loan commitments to extend credit. We use the same credit policies in making loan commitments as we do in extending loans to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. The types of collateral held vary, but may include accounts receivable, inventory, property, equipment and residential and income producing commercial properties. We had unfunded loan commitments, including standby letters of credit, totaling $20.6 million and $26.2 million at March 31, 2005 and December 31, 2004, respectively, primarily consisting of commercial, construction and equity lines of credit. Based upon our experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to, economic conditions.

     Adverse economic conditions, a decline in real estate values, or a significant increase in interest rates could negatively affect the construction loan business and require an increase in the provision for loan losses, which in turn, could adversely affect our future prospects, results of operations, and profitability.

     Non-Performing Assets. It is our policy to place loans on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans will be placed on nonaccrual earlier if there is a reasonable doubt as to the collectibility of principal and interest. Loans which are in the process of renewal in the normal course of business or are well secured and in the process of collection will continue to accrue interest if we consider the risk of loss to be minimal.

     There were no non-accrual loans, loans past due 90 days or more, restructured loans, or impaired loans or loans that have or had a higher than normal risk of loss at March 31, 2005 or December 31, 2004. As of March 31, 2005, we have identified $3,169,574 in loans on our internal watch list for special attention by our management and board of directors, of which $1,273,746 is guaranteed by government and other agencies. These loans reflect weakened financial conditions or evidence other factors warranting closer monitoring, but are performing in accordance with their terms.

Allowance and Provision for Loan Losses

     We maintain an allowance for loan and lease losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions. Until the Bank has established some historical trend of losses, it relies on industry standards to evaluate allowance adequacy.

     Each month we also review the allowance and make additional transfers to the allowance as needed. For the three months ended March 31, 2005, the provision for loan losses was $159,000 as compared to $33,000 for the three months ended March 31, 2004. For the year ended December 31, 2004, the provision for loan losses was $238,000 as compared to $288,000 for the year ended December 31, 2003.

     At March 31, 2005, the allowance was 1.22% of the loans then outstanding. At December 31, 2004, the allowance for loan losses was 1.23% of loans outstanding. Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

     The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	March 31,
	(unaudited)		December 31,
	2005	2004	2004	2003
	(dollars in thousands)
Outstanding loans:
End of the period	$94,733	$65,803	$81,212	$60,826
Average for the period	$87,254	$62,344	$71,861	$46,265
Allowance for loan losses:
Balance at beginning of period	$998	$760	$760	$472
Loans charged off	0	0	0	0
Recoveries	0	0	0	0
Provisions charged to operating expense	159	33	238	288

Balance at end of period	$1,157	$794 (1)	$998	$760

Ratios:
Net charge-offs (recoveries) to average loans	0.00%	0.00%	0.00%	0.00%
Allowance to loans at period end	1.22%	1.21%	1.23%	1.25%

     The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed. Management believes that any breakdown or allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts of or loan categories in which future charge-offs may occur:

(1) Rounded.

	March 31, 2005		December 31,
	(unaudited)		2004		2003
		Percent of		Percent of		Percent of
	Allowance	Loans in	Allowance	Loans in		Loans in
	for Loan	Category to	for Loan	Category to	Allowance for	Category to
	Losses	Total Loans	Losses	Total Loans	Loan Losses	Total Loans
	(dollars in thousands)
Real Estate:
Construction	$172	15%	$141	13%	$162	21%
1st Trust Deed R.E.	401	43	373	45	266	43
Other Real Estate	44	4	91	3	20	3

Total real estate	617	62	605	61	448	66
Commercial Secured	402	30	322	31	278	28
Commercial Unsecured	3	2	14	1	9	1
Consumer & other	60	6	57	7	8	5
Unallocated allowance	75	0	0	0	17	0

Total	$1,157	100%	$998	100%	$760	100%

Non-Interest Income

     Non-interest income increased $121,000 to $153,000 for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase was primarily the result of rental income associated with San Marcos, LLC.

     Non-interest income decreased $304,000 to $152,000 for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The decrease was primarily the result of extraordinary premiums paid to the Bank on referral loans in 2003 that were not recurring in 2004.

Non-Interest Expense

     Non-interest expenses consist of salaries and related benefits, occupancy and equipment expense and other expenses. The tables below set forth the components of non-interest expenses as of the periods indicated:

	Three Months Ended March 31,
	(unaudited)		Percentage
	2005	2004	Change
	(dollars in thousands)
Salaries and benefits	$512	$416	23.1%
Occupancy expense	111	51	117.7%
Furniture & Equipment	67	44	52.3%
Data Processing	48	40	20.0%
Advertising	21	23	(8.7%)
Professional fees	64	52	23.1%
Office supplies	17	15	13.3%
Other expenses	153	93	64.5%

Total	$993	$734	35.3%

	Years Ended December 31,		Percentage
	2004	2003	Change
	(dollars in thousands)
Salaries and benefits	$1,837	$1,311	40.1%
Occupancy expense	130	190	(31.6)%
Furniture & Equipment	173	97	78.4%
Data Processing	182	126	44.4%
Advertising	89	147	(39.5)%
Professional fees	228	121	88.4%
Office supplies	55	28	96.4%
Other expenses	455	284	60.2%

Total	$3,149	$2,304	36.7%

     Our non-interest expenses increased by $259,000, or 35.3%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The largest increases were in occupancy expense, which increased from $51,000 to $111,000; furniture fixtures and equipment, which increased from $44,000 to $67,000; and professional fees, which increased from $52,000 to $64,000. The increases in these categories and non-interest expenses overall reflected our growth, including the opening of our Poway office.

     Our non-interest expenses increased by $845,000, or 36.7%, for the year ended December 31, 2004, compared to the year ended December 31, 2003. The largest increases were in salaries and benefits, which increased from $1,311,000 to $1,837,000; furniture, fixtures and equipment, which increased from $97,000 to $173,000; professional fees which increased from $121,000 to $228,000; data processing expenses, which increased from $126,000 to $182,000; office supplies expense, which increased from $28,000 to $55,000; and other expenses, which increased from $284,000 to $455,000. The increases in these categories and non-interest expenses overall reflected our growth, including the opening of our Poway office.

Income Taxes

     We had net operating loss carryforwards of approximately $444,000 and $575,000 available to reduce future federal and state taxable income, respectively, as of December 31, 2004. The net operating loss carryforwards begin expiring in 2021 and expire through 2022. Prior to 2004, the State of California suspended corporations from utilizing net operating losses. In 2004, the Bank utilized $570,000 of net operating losses on its California income tax filing. The Bank recognized its remaining California net operating loses as a deferred tax asset at December 31, 2004. At March 31, 2005, the Federal net operating loss carryforward was reduced to approximately $220,000, and a California net operating loss carryforward of $335,000 and a deferred tax asset of $262,000.

     Our effective tax rates were 25.9%, 18.0%, (14.6%), and (51.2%) for the three months ended March 31, 2005 and 2004, and the years ended December 31, 2004 and 2003, respectively, reflecting our utilization of net operating loss carryforwards and increasing profitability.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and due from correspondent banks and federal funds sold. We maintain balances at correspondent banks adequate to cover daily clearings and other charges. Funds in excess of these needs are invested in overnight federal funds at correspondent banks. Cash and cash equivalents were $12,375,000 at March 31, 2005 and $5,367,000 at March 31, 2004. The increase from 2004 to 2005 was to provide liquidity as our asset size increased. Cash and cash equivalents were $6,584,000 at December 31, 2004 and $2,110,000 at December 31, 2003.

Deposits

     Deposits represent our primary source of funds to support our various lending and investment activities. Substantially all of our deposits are from individuals and businesses within our service area. We have utilized brokered deposits from time to time, but they have never exceeded 12% of total deposits. We have no known foreign deposits.

     The following tables set forth the average balance and the average rate paid on each deposit category for the periods indicated:

	Three Months Ended March 31, 2005
	(unaudited)
	2005		2004
	Amount	Percentage Rate	Amount	Percentage Rate
	(dollars in thousands)
Noninterest-bearing demand	$16,140	—	$10,583	—
Transaction & NOW	6,746	1.02%	5,026	1.05%
Savings & money market	20,855	1.96%	10,754	1.55%
Time	45,957	2.94%	32,878	2.16%

Total Deposits	$89,698	2.02%	$59,241	1.13%

	Year Ended December 31,
	2004		2003
	Amount	Percentage Rate	Amount	Percentage Rate
	(dollars in thousands)
Noninterest-bearing demand	$13,171	—	$7,119	—
Transaction & NOW	6,930	1.08%	3,465	1.41%
Savings & money market	14,999	1.59%	7,577	1.48%
Time	35,933	2.20%	26,961	2.56%

Total Deposits	$71,033	1.56%	$45,122	1.92%

     The following table sets forth the maturity of time certificates of deposit of $100,000 or more at March 31, 2005:

March 31, 2005
(unaudited)
(dollars in thousands)
Three months or less	$2,651
Over three to six months.	8,779
Over six to twelve months	15,176
Over twelve months	-0-

Total	$26,606

Borrowings

     Federal Home Loan Advances at December 31, 2004 totaled $9,000,000, the highest outstanding during the year, with a rate of 2.35%. Average borrowing for the period was $4,723,000 with a weighted average rate of 1.59%. Federal Home Loan Advances at March 31, 2005 totaled $8,500,000, the highest during the period, at a variable advance rate ranging at rates from 2.30% to 2.94%. Average borrowing for the period was $8,756,000 with a weighted average rate of 2.55%. All advances are open-end overnight borrowings to supplement liquidity and are repaid during the periods when liquidity needs are met with deposits.

Capital Resources

     Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier I capital divided by average assets. Moreover, as a new bank we were required to maintain Tier 1 capital to average assets of at least 8% during our first three years of operations.

     The following table provides information regarding our regulatory capital ratios at March 31, 2005, December 31, 2004 and December 31, 2003. The reduction in our ratios reflects the Bank’s growth. At March 31, 2005, December 31, 2004 and December 31, 2003, we met or exceeded regulatory capital requirements to be considered “well capitalized,” as defined in the regulations issued by the FDIC, and it is the Bank’s intention to remain “well capitalized” in the future.

	“Well	March 31,
	Capitalized"	2005	December 31,
	Requirement	(unaudited)	2004	2003
Total risk-based capital ratio.	10.00%	11.44%	12.41%	16.23%
Tier 1 risk-based capital ratio	6.00%	10.28%	11.30%	15.05%
Tier 1 leverage capital ratio	5.00%	9.56%	10.57%	15.27%

     Please refer to the discussion and financial data under “Pro Forma Financial Information” for information regarding the impact the Celtic transaction will have on the Holding Company’s capital resources (on a consolidated basis).

Liquidity and Liquidity Management

     Liquidity management for banks requires that funds always be available to pay deposit withdrawals and maturing financial obligations in accordance with their terms and to meet customer requests for loans. The acquisition of deposits has been our primary source of funds used to invest in earning assets. Other sources of funds have been the cash provided from operations, the proceeds of common stock sales and from borrowings. We expect that deposits will continue to be the primary source of funds in future periods. We emphasize seeking demand deposits from business customers in our market area. If necessary, we can also pursue the higher cost time deposits. Liquidity management for banks requires that funds always be available to pay deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.

     We utilize brokered deposits to facilitate liquidity needs. At March 31, 2005, December 31, 2004 and December 31, 2003, we had “brokered deposits” of $20.8 million, $9.1 million and $4.1 million, respectively. During 2005 we utilized “brokered deposits” and deposits from other financial institutions to fund our loan growth.

     To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of December 31, 2004 and March 31, 2005, our liquidity ratio was 13.20% and 16.56%, respectively (defined as liquid assets as a percentage of deposits). Liquid assets were composed of Federal Funds sold, available-for-sale investment securities less securities that are pledged to secure treasury, tax and loan deposits and other purposes as required by law, interest-bearing deposits in other financial institutions and cash and due from banks. Our liquidity ratio at December 31, 2004 was slightly below our policy target of 15% with the ratio at March 31, 2005 more than our policy target of 15%. We monitor our liquidity ratios daily and since March 31, 2005, our liquidity ratios have met our policy guidelines on average. The Bank attempts to maximize its loan to deposit ratios and minimize its liquidity ratios, consistent with its liquidity needs and policy, to maximize net interest margins.

     We maintain a $2.5 million line of credit with a correspondent bank for the purchase of overnight Federal funds. We also have a credit line with the Federal Home Loan Bank of San Francisco which would allow us to borrow up to 15% of our assets. As of March 31, 2005, loans and securities pledged as collateral for this facility would have allowed us to borrow up to approximately $9.5 million. These facilities have been used regularly to provide funding for loans at less cost than brokered deposits. (See “Borrowings” above.)

Recent Accounting Pronouncements

     In May 2005 the FASB issued FASB 154 which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

     Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

     This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

     This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

     This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

     This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

     At March 31, 2005 the Company and the Bank had no changes in accounting principles.

     In June 2004, the Emerging Issues Task Force of the FASB issued final guidance on its Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

     This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than -temporary, and (3) recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance was effective for reporting periods beginning after June 15, 2004. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.

     The adoption of this EITF did not have a material impact on the Bank’s financial statements. At December 31, 2004 and 2003, management believes the impairments described above are temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statement of income. As of March 31, 2005, management continues to believe these impairments are temporary in nature.

     On March 9, 2004, the Staff of the Securities and Exchange Commission (the “SEC Staff”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides guidance on the initial recognition and measurement of loan commitments that meet the definition of a derivative, and summarizes the related disclosure requirements. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into, or substantially modified, on or after April 1, 2004. SAB 105 addresses loan commitments that the Financial Accounting Standards Board (FASB) defines as derivatives in paragraph 6 of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 133”). These loan commitments relate to the origination of mortgage loans that will be held for sale. SAB 105 does not apply to (1) commitments to purchase mortgage loans that do not meet the definition of a derivative under paragraph 6 of FAS 133 or (2) commitments that are explicitly excluded from the scope of FAS 133 (i.e., commitments to originate mortgage loans that will be held for investment purposes and loan commitments to originate other types of loans). The Bank does not currently originate mortgage loans to be held for sale. If that should change in the future, we would take SAB 105 into consideration but do not expect it to have a material impact on the Company’s financial condition or operating results.

     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than the contractual amounts, establishes the investor’s estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective from loans acquired in years beginning after December 15, 2004. Since this SOP applies only to transfers after 2004, this Statement will have not impact on the Bank’s financial position or results of operation at adoption.

Quantitative And Qualitative Disclosures About Market Risk

     The following discussion regarding our market risks should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations herein. For purposes of this section, the terms “we” and “our” mean Discovery Bank on a stand-alone basis.

     Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit taking activities and the risk of inflation. Risk management is an important part of our operations and a key element of our overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. Our board of directors and committees meet on a regular basis to oversee our operations. We monitor our business activities and apply various strategies to manage the risks to which we are exposed. We have adopted various policies and have empowered the committees of our board of directors with oversight responsibility concerning different aspects of our operations. Our Audit Committee is responsible for overseeing internal auditing functions and for interfacing with our independent outside auditors. Our Loan Committee establishes the Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority. Our Loan Committee also reviews “watch list” loans and the adequacy of our allowance for loan losses. Our Asset/Liability Risk Committee establishes our Investment Policy and our Asset/Liability Policy, reviews investments made by management, and monitors our investment portfolio, interest rate risk and liquidity planning.

     Credit Risk. Credit risk generally arises as a result of our lending activities and may be present with our investment activities. To manage the credit risk inherent in our lending activities, we rely on adherence to underwriting standards and loan policies as well as our allowance for loan losses. We employ frequent monitoring procedures and take prompt corrective action when necessary. Additionally, our loans are examined regularly by our regulatory agencies.

     Interest Rate Risk. Interest rate risk is the exposure of a bank’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest-earning assets and interest-bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g. three-month Treasury bill versus three-month LIBOR) and from interest-rate-related options embedded in bank products (e.g. loan prepayments, floors and caps, callable investment securities, early withdrawal of time deposits, etc).

     The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses could imply. We recognize and accept that interest rate risks are a routine part of bank operations and will from time to time impact our profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of interest-earning assets and interest-bearing liabilities do not match in a changing interest rate environment (an interest rate sensitivity “gap”), net yields may be affected. Thus, if rate sensitive assets exceed rate sensitive liabilities for a given period, the interest rate would be “positively gapped” and we would benefit from an increase in interest rates. Conversely, if rate sensitive liabilities exceed rate sensitive assets for a given period, the interest rate would be “negatively gapped” and we would not benefit from an increase in interest rates. Even with perfectly matched repricing of interest-earning assets and interest-bearing liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In our overall attempt to match interest-earning assets and interest-bearing liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans.

     We have generally been able to control our exposure to changing interest rates by maintaining a large percentage of floating interest rate loans and a majority of our time certificates in relatively short maturities.

     The following table sets forth the distribution of repricing opportunities of our interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, which is interest rate sensitive assets less interest rate sensitive liabilities cumulative period to period, and the cumulative gap as a percentage of total assets and total interest-earning assets as of March 31, 2005. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

				Cumulative
	Less Than	Less Than	Less Than	Beyond 5	Non Rate
	3 Months	1 Year	5 Years	Years	Sensative	Total
	(dollars in thousands)
Deposits with financial institutions	$398	$1,709	$2,883	$2,883	$0	$2,883
Federal funds sold	9,315	9,315	9,315	9,315	0	9,315
Investment Securities	250	250	2,512	3,125	0	3,125
Loans gross	75,802	76,268	85,442	94,723	10	94,733

Total rate sensitive assets	85,765	87,542	100,152	110,046	10	110,056
All other assets					9,613	9,613

Total Assets	$85,765	$87,542	$100,152	$110,046	$9,623	$119,669

Interest Bearing Demand	$25,648	$25,648	$25,648	$25,648	$0	$25,648
Savings	1,592	1,592	1,592	1,592	0	1,592
Time deposits under 100M	4,424	30,576	30,576	30,576	0	30,576
Time deposits over 100M	2,651	26,606	26,606	26,606	0	26,606
Other interest liabilities	8,500	8,500	8,500	8,500	0	8,500

Total rate sensitive liabilities	42,815	92,922	92,922	92,222	0	92,922
All other liabilities					16,323	16,323
Stockholders’ equity					10,424	10,424

Total Liabilities and Equity	$42,815	$92,922	$92,222	$92,222	$26,747	$119,669

Cumulative rate sensitive gap.	$42,950	$(5,380)	$7,230	$17,124	$(17,124)

Cumulative rate sensitive gap as a % of total assets	35.89%	(4.50)%	6.04%	14.31%	(14.31)%

     NOTE: All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation since commencement of operations. Money market accounts are repriced at discretion of management and generally are more rate sensitive. The Bank’s policy is to limit maturities on certificate of deposits to one year, in most cases, so virtually all reprice within that time frame. The Bank has exhibited the ability to renew or replace these certificates as they mature; however, the Bank bears the risk that their renewal will be at higher rates of interest.

     On March 31, 2005, we had $85,765 in assets and $42,815 in liabilities repricing within three months and $87,542 in assets and $92,922 in liabilities repricing within one year. This means that we had a positive gap of 35.89% within three months and we had a slight negative one year cumulative gap of (4.50%). Our cumulative interest gap returns to positive over longer maturities. Over the one year time frame interest income may be affected to a lesser extent than interest expense if rates were to increase at the same time and level for both assets and liabilities as the model forecasts. It is more typical for loans to be repriced immediately as the prime rate changes and deposits to lag at a percentage of that rate change. If rates were to fall during this one year period, interest income would decline by a lesser amount than interest expense and net income would increase. Conversely, if rates were to rise the opposite would apply. Over the one year time frame our slight negative gap position indicates that we could benefit slightly from decreases in interest rates, but the opposite is true for other time frames.

     The Bank’s policy quantifies acceptable gap ratios. These targets are monitored quarterly and reviewed annually by the board of directors to determine acceptable gap risks. We monitor and evaluate our gap position, but do not anticipate substantial changes in those gap ratios.

     We do not engage in any hedging activities and do not have any derivative securities in our portfolio.

     We utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of March 31, 2005, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income and net interest margins.

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
Up 300 basis points	$6,525	23.24%
Up 200 basis points	$6,163	16.39%
Up 100 basis points	$5,754	8.68%
Base	$5,295	0.00%
Down 100 basis points.	$5,028	(5.04)%
Down 200 basis points.	$4,763	(10.04)%
Down 300 basis points.	$4,551	(14.04)%

Inflation

     The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities which may move in concert with inflation both as to interest rates and value. However, financial institutions are also affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expenses.

     From January 2001 through mid 2003 the FRB decreased interest rates numerous times, reducing the overnight “Federal Funds” rate from 6.50% to as low as 1.00%, the lowest level in over four decades. Since June 2004, the FRB has reversed direction and increased rates eight times to 3.00%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of the money supply by the FRB to control the rate of inflation has an impact on our earnings. The changes in interest rates may also have a corresponding impact on the ability of borrowers to repay loans with us.

CELTIC CAPITAL CORPORATION

Introduction

     The following discussion is designed to provide a better understanding of significant trends related to Celtic’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. It is derived from Celtic’s unaudited combined financial statements and notes thereto for the three months ended March 31, 2005 and March 31, 2004, and the audited financial statements for the years ended December 31, 2004 and 2003, and the notes thereto included elsewhere herein. Note that the audited and unaudited combined financial statements included herein are the consolidated financials of Celtic Capital Corporation and Columbia Capital Corporation. This discussion relates to Celtic on a stand-alone basis. The Combining Balance Sheets and Combining Statements of Operations can be found within the Supplementary Combining Information attached at the end of the combined financial statements. These schedules break out the balances and operations relating to each entity.

     Celtic’s profitability has been greatly impacted over the past few years by the dependence and high cost of the subordinated debt that makes up Celtic’s entire capital base. Having an appropriately structured capital base, as is being proposed with the acquisition, is critical to an asset-based lending operation. Additionally, Celtic’s future results of operations could materially differ from those suggested by the forward-looking statements contained in this prospectus, depending upon:

•	competition within the finance industry;

•	changes in the interest rate environment;

•	general economic conditions, nationally, regionally and in our market areas, including declines in real estate values;

•	the effects of terrorism, including the events of September 11, 2001 and thereafter, and the conduct of the war on terrorism by the United States and its allies;

•	the regulatory environment;

•	business conditions and inflation;

•	technology;

•	regulatory compliance issues;

•	planned asset growth;

•	unanticipated loan losses;

•	unanticipated increases in operating expenses; and

•	the ability to generate fee and other non-interest income.

     Moreover, inasmuch as the Company is not purchasing all of Celtic’s assets nor assuming all of Celtic’s liabilities, and we will operate our wholly-owned subsidiary, Celtic Merger Corp., with a different salary base and cost of funds, this discussion does not necessarily reflect the results of operations and financial condition for Celtic Merger Corp. after consummation of the acquisition.

Critical Accounting Policies.

     Celtic’s combined financial statements, and the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires Celtic to make a number of estimates and assumptions that affect the reported amounts and disclosures. On an ongoing basis, Celtic evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. Celtic believes that its estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on the results of operations for the reporting periods.

     Celtic has identified its policy for allowance for loan losses, which involves the most significant estimates and assumptions which have a material impact on the carrying value of its assets, as its critical accounting policy. Celtic maintains an allowance for loan losses at an amount which Celtic believes is sufficient to provide adequate protection against losses in the loan portfolio. Celtic’s periodic evaluation of the adequacy of the allowance is based on such factors as past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As Celtic utilizes information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

     During the time Celtic holds collateral, Celtic is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although Celtic has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

General.

     Celtic earned $47,000 for the three months ended March 31, 2005 compared to a loss of $83,000 for the three months ended March 31, 2004. This increase in profitability is mainly attributable to reductions of non-interest expenses as outlined below in the section entitled Costs and Expenses.

     Celtic earned $83,000 for the year ended December 31, 2004 compared to a $16,000 for the year ended December 31, 2003. At the beginning of 2004, Celtic launched a new marketing campaign whereby Celtic went to 100% web-based marketing. The result of this was a decrease in marketing costs by approximately $50,000. Additionally, during the third quarter of 2004, Celtic eliminated an internal marketing position, saving $130,000 annually.

     Effective October 1, 2004, Celtic negotiated better lease terms with its Santa Monica lessor, resulting in a monthly decrease in lease expense of $4,700, and an extension of the lease until August 31, 2009. The rental rate increases 3% annually, effective September 1st of each year. The space, which Celtic has occupied since July of 1990, is sufficient in size to handle Celtic’s anticipated growth over the next few years.

     Total assets decreased $1,986,000 or 8.1%, to $22,504,000 at March 31, 2005, from $24,490,000 at December 31, 2004. Loans, net, decreased 17.3% to $18,838,000 at March 31, 2005, from $22,791,000 at December 31, 2004. These decreases were due to normal fluctuations in the business cycle of Celtic.

     Total assets increased $2,336,000 or 12.9%, to $20,458,000 at March 31, 2004, from $18,122,000 at December 31, 2003. Loans, net, increased 12.2% to $19,107,000 at March 31, 2004, from $17,027,000 at December 31, 2003.

     Total assets increased $6,368,000 or 35.1%, to $24,490,000 at December 31, 2004, from $18,122,000 at December 31, 2003. Loans, net, increased 33.9% to $22,791,000 at December 31, 2004, from $17,027,000 at December 31, 2003. The increases in total assets and loans were primarily funded by a $7,421,000 increase in notes payable to banks to $19,918,000 at December 31, 2004, from $12,497,000 at December 31, 2003.

     Shareholders’ equity (deficit) was ($729,000) at March 31, 2005, compared to ($962,000) at March 31, 2004.

     The following sections present various tables reflecting Celtic’s financial condition and results of operations. Average balances reflect daily averages.

Distribution of Assets, Liabilities and Shareholders’ Equity (Deficit).

     Celtic’s earnings depends largely upon the difference between the income Celtic receives from loans and the interest paid on borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest spread is the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

     The following tables provide information, for the periods indicated, on the average amounts outstanding for interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on interest-earning assets and interest-bearing liabilities, and net interest margins and net interest spreads:

	Three Months Ended March 31,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid(1)	Balance	Expense	Paid(1)
	(dollars in thousands)
Assets
Loans, net of unearned fees(2)	$20,603	$1,003	19.47%	$18,493	$935	20.22%

Total Interest-Earning Assets	20,603	1,003	19.47%	18,493	935	20.22%
Noninterest-earning assets	1,258			1,605

Total Assets	$21,861			$20,098

Liabilities
Notes payable, bank	$17,372	301	6.93%	$14,053	179	5.09%
Subordinated notes payable	4,629	108	9.33%	5,507	133	9.66%

Total Interest-Bearing Liabilities	22,001	409	7.44%	19,560	312	6.38%

Other liabilities	790			1,463

Total Liabilities	22,791			21,023
Shareholders’ Equity (Deficit)	(930)			(925)

Total Liabilities and Shareholders’ Equity (Deficit)	$21,861			$20,098

Net interest margin(3)		$594	11.53%		$623	13.48%

Net interest spread(4)			12.04%			13.84%

(1) The ratios have been annualized. No assurances can be given that the annualized rates and results of operations for the three months ended March 31, 2005 are indicative of the rates and operation results that may be expected for the year ended December 31, 2005.

(2) Average loans are net of unearned loan fees. Loan interest income includes loan fees of $0 in 2005 and $61,000 in 2004.

(3) Net interest margin is the net yield on average total interest-earning assets.

(4) Net interest spread is the absolute difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

	Year Ended December 31,
	2004			2003
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/ Paid	Balance	Expense	/ Paid
	(dollars in thousands)
Assets
Loans, net of unearned fees(1)	$20,790	$4,223	20.31%	$18,895	$4,530	23.97%

Total Interest-Earning Assets	20,790	4,223	20.31%	18,895	4,530	23.97%
Noninterest-earning assets	1,043			1,391

Total Assets	$21,833			$20,286

Liabilities
Notes payable, bank	$17,719	1,024	5.78%	$13,505	704	5.21%
Subordinated notes payable	4,247	415	9.77%	6,454	665	10.30%

Total Interest-Bearing Liabilities	21,966	1,439	6.55%	19,959	1,369	6.86%

Other liabilities	787			1,178

Total Liabilities	22,753			21,137
Shareholders’ Equity (Deficit)	(920)			(851)

Total Liabilities and Shareholders’ Equity (Deficit)	$21,833			$20,286

Net interest margin(2)		$2,784	13.39%		$3,161	16.73%

Net interest spread(3)			13.76%			17.12%

     Three Months Ended March 31, 2005 and 2004. Average interest-earning assets increased to $20,603,000 during the three months ended March 31, 2005, from $18,493,000 during the same period in 2004. The average yield on these assets decreased to 19.47% from 20.22%. Average interest-bearing liabilities, consisting primarily of notes payable to bank, increased to $22,001,000 during the three months ended March 31, 2005, from $19,560,000 during the same period in 2004. The average rate paid on these liabilities increased to 7.44% for the three months ended March 31, 2005, from 6.38% for the same period in 2004. The overall increase in cost of funds was the result of the increase in interest rates in the market.

     Net interest income for the three months ended March 31, 2005, was $594,000, which decreased $29,000 or 4.7%, over the same period in the prior year. Celtic’s net interest margin decreased 195 basis points to 11.53% for the three months ended March 31, 2005, compared to 13.48% for the same period in 2004. The decrease in net interest margin was primarily the result of decreased yields on loans of 75 basis points while the rates paid on interest-bearing liabilities increased by 106 basis points.

     Years Ended December 31, 2004 and 2003. Average interest-earning assets increased to $20,790,000 during the year ended December 31, 2004, from $18,895,000 during the same period in 2003. The average yield on these assets decreased to 20.31% from 23.97%. Average interest-bearing liabilities, consisting primarily of notes payable to bank, increased to $21,966,000 during the year ended December 31, 2004, from $19,959,000 during the same period in 2003. The average rate paid on these liabilities decreased to 6.55% for the year ended December 31, 2004, from 6.86% for the same period in 2003. The overall decrease in cost of funds was the result of the decrease in subordinated notes payable from $6,454,000 to $4,247,000. Celtic relied on increased funding through notes payable to banks, at the lower cost of 5.78% versus 9.77%, to make up this difference and also to fund the internal growth realized during the year.

(1) Average loans are net of unearned loan fees. Loan interest income includes loan fees of $298,058 in 2004 and $468,244 in 2003.

(2) Net interest margin is the net yield on average total interest-earning assets.

(3) Net interest spread is the absolute difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

     Net interest income for the year ended December 31, 2004, was $2,784,000, which decreased $377,000, or 11.9%, over the same period in the prior year. Celtic’s net interest margin decreased 334 basis points to 13.39% for the year ended December 31, 2004, compared to 16.73% for the same period in 2003. The decrease in net interest margin was primarily the result of decreased yields on loans of 366 basis points while the rates paid on interest-bearing liabilities decreased to a lesser degree of 31 basis points.

Net Interest Income and Net Yield.

     Net interest income is affected by changes in the level and the mix of interest-earning assets and interest-bearing liabilities. The changes between periods in these assets and liabilities are referred to as volume changes. The impact on net interest income from changes in average volume is measured by multiplying the change in volume between the current period and the prior period by the prior period rate.

     Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities. These are referred to as rate changes and the impact on net interest income from these changes is measured by multiplying the change in rate between the current and prior period by the average volume of the prior period. Changes in rate-volume between periods, which is measured by the change in rate multiplied by the change in volume, are allocated on a pro rata basis between the volume and the rate changes. The following table reflects the rate and volume changes for the periods indicated:

	For the Three Months Ended			For the Year Ended
	March 31, 2005 Compared to the			December 31, 2004 Compared
	Three Months Ended March 31,			to the Year Ended December
	2004			31, 2003
	Changes Due To		Total	Changes Due To		Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Interest-Earning Assets
Loans	$107	($39)	$68	$454	($761)	($307)

Total Interest Income	107	(39)	68	454	(761)	(307)

Interest-Bearing Liabilities
Notes payable, bank	42	80	122	220	100	320
Subordinated notes payable	(21)	(4)	(25)	(227)	(23)	(250)

Total Interest Expense	21	76	97	(7)	(77)	(70)

Net Interest Income (Expense)	$86	($115)	($29)	$461	($838)	$377

Loans.

     Loan Categories. The following table sets forth the components of total net loans outstanding in each category at the dates indicated:

	March 31,
	(unaudited)
	2005		2004
		Percent of		Percent of
	Amount	Total	Amount	Total
	(dollars in thousands)
Loan Category
Account Receivable	$17,044	88.28%	$17,088	88.20%
Equipment	1,910	9.89	1,572	8.11
Inventory	353	1.83	714	3.69

Total Loans	19,307	100.00%	19,374	100.00%

Less deferred loan income (benefit)	(164)		0
Less Allowance	(305)		(267)

Loans, net of deferred income	$18,838		$19,107

	December 31,
	2004		2003
		Percent of		Percent of
	Amount	Total	Amount	Total
	(dollars in thousands)
Loan Category
Account Receivable	$20,546	88.79%	$15,455	89.46%
Equipment	2,146	9.27	1,460	8.45
Inventory	449	1.94	361	2.09

Total Loans	23,141	100.00%	17,276	100.00%

Less deferred loan income (benefit)	45		(5)
Less Allowance	(305)		(225)

Loans, net of deferred income	$22,791		$17,026

     Celtic provides a variety of asset-based lending products to meet the needs of commercial borrowers in its service areas, such as loans secured by current assets, including accounts receivable, inventory, or fixed assets, such as equipment. These loans are used for working capital, equipment purchases, seasonal cash shortages, and a variety of other purposes, and are structured on either a revolving or term basis.

     Celtic’s loan growth is the result of increased lending in its market areas, together with improved client retention. During 2004, Celtic increased its average turn over from 30 months to 37 months, due mainly to the continued difficulties its borrowers were experiencing in the general economic condition of their businesses.

     Asset-based loans are generally more dependent on the performance of the borrower’s collateral (i.e. collection of accounts receivable and sale of inventory) and management’s abilities rather than the borrower’s financial strength. The borrower’s cash flow and ability to service the debt from earnings, while important, is viewed as secondary to the value placed on the liquidation value of any pledged collateral. Asset-based loans are generally for shorter terms and are often subject to annual review and generally require more administrative and management attention than commercial bank loans.

     Celtic does not have any concentrations in its loan portfolio by industry or group of industries; however, Celtic’s loan portfolio has ranged between 25 to 35 loan borrowers whose loans have averaged approximately $800,000 in size. To mitigate concentration risk, Celtic has not generally loaned in excess of 10% of its outstanding loan portfolio to any one borrower. Any loan amounts above this percentage are generally participated out to other lenders. Celtic has not made any loans to foreign entities.

     Loan Origination and Underwriting. Celtic originates commercial loans that are collateralized primarily by personal property. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower’s financial condition and the borrower’s capacity to repay the loan. Celtic attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, Celtic monitors and restricts its credit exposure in specific industries and geographic areas. Celtic conducts due diligence on each new borrower. If there is an equipment loan proposed, Celtic contacts an independent auctioneer to conduct a liquidation value appraisal. Upon completion of the due diligence process, Celtic’s loan committee reviews the due diligence, appraisal (if applicable) and public record search information to determine the feasibility/desirability of the transaction. The loan committee is responsible for final loan structuring and pricing, including the advance rate. Typically, advance rates depend on the collateral being financed. Accounts receivable advance rates range from 65% to 80%, equipment from 50% to 75%, and inventory from 10% 50%.

     Loan Maturities. The following table sets forth the maturity distribution of Celtic’s loans outstanding at December 31, 2004. At that date, Celtic had no loans with maturity greater than five years. At that date, all of Celtic’s loans had variable (floating) interest rates. Floating rates generally fluctuate with changes in Wells Fargo’s prime interest rate.

	Maturing
	Within One	One to Five
	Year	Years	Total
	(dollars in thousands)
Accounts Receivable	$18,241	$2,305	$20,546
Equipment	2,052	94	2,146
Inventory	32	417	449

Total	$20,325	$2,816	$23,141

     Loan Commitments. Prior to funding a new transaction, Celtic does an extensive due diligence of the prospective borrower’s business to determine the credit worthiness of the prospect. During the due diligence a maximum line of credit is determined, based, in part, on the needs of the business. Celtic then lends the lesser of the maximum line of credit approved or the amount determined by its lending formula with the respective borrower (the borrowing base). Typically, Celtic will lend up to 80% of the eligible accounts receivable, 75% of the auction value appraisal on machinery and equipment, and up to 50% on eligible inventory. As the eligible collateral pool increases, Celtic’s loan increases, provided it does not exceed the maximum line of credit approved. Should a borrower need an increase to the maximum line of credit, a current audit as well as Celtic’s internal trend reports, are reviewed by Celtic’s loan committee for approval of an increase in the maximum line of credit. Unfunded loan commitments represent the difference in the amount the borrower has available (the lesser of the maximum line of credit and the borrowing base) and the borrower’s actual loan balance. Celtic had unfunded loan commitments, net of participations, totaling $1,938,000 and $4,813,000 at March 31, 2005 and December 31, 2004, respectively.

     Non-Performing Assets. It is Celtic’s policy to place loans on non-accrual status when principal or interest payments exhibit a reasonable doubt as to collectibility. Loans which are in the process of renewal in the normal course of business or are well secured and in the process of collection will continue to accrue interest if Celtic considers the risk of loss to be minimal.

     If concerns arise as to the viability of the borrower, the portfolio manager will recommend to senior management one or more of these alternatives:

•	Meet with the borrower to discuss concerns of Celtic’s management and to rapidly develop a turnaround plan;

•	Strengthen Celtic’s collateral to loan position such as by reducing the advance rate, lowering the overall line of credit, or building reserves; and

•	Asking the borrower to find an alternative lender to pay off Celtic’s loan.

     If any of the above occurs increased verifications will be required. If not already in place, the client is usually changed to a direct notification account, whereby Celtic notifies the borrower’s account debtors to pay Celtic directly for any invoices due to the borrower. Unless Celtic agrees to a turnaround plan, the borrower is usually given a 60 day written notice of Celtic’s intent to terminate the contract. During the 60-day period, Celtic will increase monitoring of the borrower. If the borrower commits a significant event of default (such as fraud), the funding ceases and Celtic will immediately begin liquidating its collateral.

     In cases where a bankruptcy is filed, Celtic will submit a motion for relief from the automatic stay and requests approval to liquidate its collateral. Any objections to this are usually easily overcome.

     In less severe situations, the borrower is able to find alternate financing and simply pay off Celtic’s loans in full.

     There were no non-accrual or impaired loans or loans that have or had a higher than normal risk of loss at March 31, 2005 or December 31, 2004. As of March 31, 2005, Celtic had no loans identified on its internal watch list for special attention by its management or board of directors.

Allowance and Provision for Loan Losses

     Celtic maintains an allowance for loan losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Celtic has reviewed the outstanding loans and has determined, based on client reported collateral, loan trend analysis and internal audits, that its allowance for loan losses of $305,000 is adequate. Celtic has developed its internal control procedures to mitigate and detect fraud at the customer level; however, Celtic is not able to fully assess the risk of fraud or the effect on Celtic should fraud occur. In March of 2001, Celtic uncovered a large fraud perpetrated by one of its borrowers. The fraud resulted in a bad debt write off in 2001 of $850,000, and a loss from operations of in excess of $1 million. This loss caused Celtic’s senior lender to request that Celtic find alternative financing. The change in senior lenders caused a significant increase in Celtic’s cost of funds which, in turn, led to decreased profitability. The loss also impacted Celtic’s ability to grow the portfolio, as the loss in capital reduced their borrowing capabilities by $4 to $5 million. Since this fraud was detected, Celtic has instituted a wide range of enhancements in its collateral monitoring, credit approval and loan review processes. The allowance for loan losses has not been adjusted to reflect a risk outside Celtic’s normal credit loss history. Celtic has instituted loan policies, designed primarily for internal use, to evaluate and assess the analysis of risk factors associated with its loan portfolio and to enable it to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. Celtic conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of its internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions.

     Each month Celtic also reviews the allowance and makes additional transfers to the allowance as needed. At December 31, 2004, the allowance for loan losses was $305,000 as compared to $255,000 at

December 31, 2003. The provision for loan losses charged to operating expense during the year ended December 31, 2004 was $38,035, compared to $177,500 for the prior year.

     At March 31, 2005, the allowance was $305,000 or 1.58% of the loans then outstanding. At December 31, 2004, the allowance for loan losses was $305,000, or 1.32% of loans outstanding. Although Celtic deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect Celtic’s borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in Celtic’s loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

     The following table summarizes Celtic’s loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	March 31,
	(unaudited)		December 31,
	2005	2004	2004	2003
	(dollars in thousands)
Outstanding loans:
End of the period	$19,308	$19,374	$23,096	$17,281
Average for the period	$20,603	$18,493	$20,790	$18,895
Allowance for loan losses:
Balance at beginning of period	$305	$255	$255	$328
Loans charged off	0	0	0	250
Recoveries	0	12	12	0
Provisions charged to operating expense	0	0	38	177

Balance at end of period	$305	$267	$305	$255

Ratios:
Net charge-offs (recoveries) to average loans	0.00%	(0.06%)	(0.06%)	1.32%
Allowance to loans at period end	1.58%	1.38%	1.32%	1.48%

     The table below sets forth the allocation of the allowance for loan losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever Celtic determines that the risk characteristics of the loan portfolio have changed. Celtic believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans. The allocation below should not be interpreted as an indication of the specific amounts of or loan categories in which future charge-offs may occur:

	At March 31,
	2005		2004
		Percent of		Percent of
	Allowance	Loans in	Allowance	Loans in
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
		(dollars in thousands)
Accounts Receivable	$284	88.28%	$238	88.20%
Equipment	16	9.89%	20	8.12%
Inventory	5	1.83%	9	3.68%

Total	$305	100.00%	$267	100.00%

Costs and Expenses.

     Costs and expenses consist of salaries and related benefits, office and occupancy, other operating expenses and merger related expenses. The tables below set forth the components of non-interest expenses as of the periods indicated:

	Three Months Ended March 31,
	(unaudited)		Percentage
	2005	2004	Change
	(dollars in thousands)
Salaries and benefits	$344	$392	(12.24%)
Office and occupancy.	52	73	(28.77%)
Other operating	151	241	(37.34%)

Total	$547	$706	(22.52%)

	Years Ended December 31,		Percentage
	2004	2003	Change
	(dollars in thousands)
Salaries and benefits	$1,682	$1,662	1.20%
Office and occupancy	517	678	(23.75%)
Other operating	464	503	(7.75%)
Merger related expenses	0	122	(100.00%)

Total	$2,663	$2,965	(10.19%)

     Celtic’s costs and expenses decreased by $159,000 or 22.52%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

     Celtic’s costs and expenses decreased by $302,000, or 10.19%, for the year ended December 31, 2004, compared to the year ended December 31, 2003. The largest expense savings realized were in office and occupancy, which decreased from $678,000 to $517,000 and merger related expenses, which decreased from $122,000 to $0. Merger related expenses incurred in 2003 were a result of legal and accounting expenses in connection with a failed merger of Celtic with a company in New Jersey. Celtic was to be acquired by the New Jersey company which proved unable to raise the funds required and, as a result, the deal was not consummated. Office and occupancy expenses were reduced primarily due to a renegotiated lease for Celtic’s primary office space and reductions in most office expense categories due to the restructuring of the marketing department and the move to a 100% web-based marketing plan for 2004. This resulted in reduced printing, mailing and other miscellaneous categories.

Income Taxes

     Celtic is a Sub-Chapter S corporation and is taxed at the shareholder level. The taxes paid by Celtic relate to state taxes.

Capital Resources

     Currently Celtic is under capitalized and the proposed transaction with Bancorp will provide the capital needed to continue operations.

     Liquidity and Liquidity Management

     Liquidity and liquidity management for Celtic is essentially the management of liquid resources to fund loans and provide for the payment of expenses. Celtic maintains cash balances to cover immediately foreseeable operating needs, including funding loans. Funds in excess of these needs are used to decrease the operating lines of credit used to fund loans. Cash was $3,255,000 at March 31, 2005 and $1,319,000 at December 31, 2004. The increase from December 31, 2004 to March 31, 2005 was to due to normal month-end fluctuations in cash receipts and expenditures.

     Notes payable to banks represent Celtic’s primary source of funds to support its lending activities. These amounts are due upon demand. These notes are normally limited to 80% of the outstanding loans and the shortfall is funded through internal capital or other borrowings. The Holding Company anticipates restructuring Celtic’s notes payable to banks at a lower interest rate.

     Celtic’s capital structure has been primarily made up of subordinated notes payable. These notes are mainly held by family and friends of Celtic’s principals and either pay or accrue interest monthly. Subordinated notes represent a secondary source of liquidity. Subordinated notes payable at March 31, 2005, and December 31, 2004, were $4,766,000 and $4,328,000, respectively, with a rate of 4% over the prime rate. These subordinated notes will not be assumed in the Celtic acquisition.

Off Balance Sheet Arrangements

     Unfunded loan commitments represent the difference in the amount the borrower has available (the lesser of the maximum line of credit and the borrowing base) and the borrower’s actual loan balance. Celtic had unfunded loan commitments, net of participations, totaling $1,938,000 and $4,813,000 at March 31, 2005 and December 31, 2004, respectively.

     Similarly, Celtic maintains excess availability with its senior lender, which is calculated the same as Celtic does with its borrowers. Celtic had unfunded availability with its senior lender totaling $1,254,000 and $639,000 at March 31, 2005, and December 31, 2004, respectively.

Quantitative And Qualitative Disclosures About Market Risk

     Celtic’s market risk arises primarily from credit risk, with interest rate risk as a secondary source. Risk management is an important part of Celtic’s operations and a key element of its overall financial results. Celtic monitors its business activities and applies various strategies to manage the risks to which it is exposed. Celtic’s primary strategy to mitigate interest rate risk is to board notes with variable rates based on prime. By doing so, when interest rates rise or fall, depending upon current economic conditions, Celtic anticipates the rates realized on notes increase or decrease by a similar degree to the increase or decrease realized from its funding sources, which are also based on prime.

     Credit Risk. Credit risk generally arises as a result of lending activities and may be present with investment activities. To manage the credit risk inherent in lending activities, Celtic relies on adherence to underwriting standards and loan policies as well as the establishment of an adequate allowance for loan losses. Celtic employs frequent monitoring procedures and takes prompt corrective action when necessary.

     Interest Rate Risk. Interest rate risk is the exposure of Celtic’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest-earning assets and interest-bearing liabilities. Celtic manages this risk, as noted above, by utilizing variable rate funding sources to fund its variable rate loans which are also based on prime.

ITEM 3. CONTROLS AND PROCEDURES

     Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bancorp’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Bancorp’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of Bancorp’s disclosure controls and procedures as of date within ninety days before the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Bancorp’s disclosure controls and procedures are effective, providing them with material information relating to Bancorp as required to be disclosed in the reports Bancorp files or submits under the Exchange Act on a timely basis.

     There were no significant changes in Bancorp’s internal controls or in other factors that could significantly affect Bancorp’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Bancorp’s internal controls.

Part II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which Bancorp is a party or to which any of its property is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     The following exhibits are filed as a part of this report::

Exhibit No.	Description of Exhibit
1	Underwriting Agreement(4)

2	Plan of Reorganization and Merger Agreement, dated October 20, 2004 by and between Discovery Bank and DB Merger Company(2)

3.1	Articles of Incorporation of Discovery Bancorp(2)

3.2	Bylaws of Discovery Bancorp(2)

4.1	Form of Discovery Bank Warrant(2)

4.2	Shareholder Agreement dated October 20, 2004(2)

10.1	Discovery Bancorp 2004 Stock Option Plan, as amended(3)

10.2	Form of Discovery Bancorp Stock Option Agreement(2)

10.3	Form of Discovery Bancorp Indemnity Agreement(2)

10.4	Lease Agreement (338 Via Vera Cruz) (2)

10.5	Employment Agreement dated January 1, 2005 with James P. Kelley, II(3)

10.6	Employment Agreement dated January 1, 2005 with Joseph C. Carona(3)

10.7	Employment Agreement dated January 1, 2005 with Lou Ellen Ficke(3)

10.8	Employment Agreement dated January 1, 2005 with Stanley Cruse(3)

10.9	Celtic Asset Purchase Agreement dated January 27, 2005(3)

21	Subsidiaries(4)

31.1	Certification of James P. Kelley, II

31.2	Certification of Lou Ellen Ficke

32.1	Section 1350 Cerftification of James P. Kelley, II

32.2	Section 1350 Certification of Lou Ellen Ficke

(1) This exhibit is incorporated by reference from the Registrant’s Registration Statement on Form SB-2, filed on June 23, 2005.

(2) These exhibits are incorporated by reference from the Registrant’s Registration Statement on Form S-4, filed January 18, 2005.

(3) These exhibits are incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4, filed April 6, 2005.

(4) Filed as an exhibit to Registrant’s Current Report on Form 8-K dated June 27, 2005.

SIGNATURES

     In accordance with the the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY BANCORP
Date: June 30, 2005	/s/ James P. Kelley, II
James P. Kelley, II,
President and Chief Executive Officer

/s/ Lou Ellen Ficke
Lou Ellen Ficke
Executive Vice President and Chief Financial Officer