Form 10QSB
period 2005-06-30
Discovery Bancorp
filed 2005-08-15
CIK 1313868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
COMMISSION FILE No.: 333-122090
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
Yes   ☐     No   ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,037,548 shares of common stock as of August 11, 2005.
Exhibit Index at page 29
Total number of pages: 34

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DISCOVERY BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2005 AND DECEMBER 31, 2004

	2005	2004
ASSETS
Cash & Due From Banks	$2,986,362	$1,638,876
Fed Funds Sold	8,280,000	4,945,000

Cash and cash equivalents	11,266,362	6,583,876
Interest-bearing deposits at banks	2,591,941	2,691,623
Investment securities	3,827,261	2,705,734
Common stock, substantially restricted	511,900	483,000
Loans, Net	102,070,174	80,036,566
Accrued interest receivable and other assets	787,458	479,987
Deferred income tax asset	262,412	291,600
Premises and equipment, net	6,089,175	5,933,602

TOTAL ASSETS	$127,406,683	$99,205,988

LIABILITIES

Deposits
Non-interest-bearing demand	$18,457,247	$14,761,372
Interest-bearing demand	25,394,593	27,487,866
Savings	1,368,313	1,449,503
Time, under $100,000	30,190,158	18,035,413
Time, $100,000 and over	30,866,672	17,937,972

Total deposits	106,276,983	79,672,126
Borrowings	9,897,900	9,000,000
Accrued interest payable and other liabilities	733,249	234,370

TOTAL LIABILITIES	116,908,132	88,906,496

STOCKHOLDERS’ EQUITY

Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,037,548 and 1,037,498 shares at June 30, 2005 and December 31, 2004, respectively	10,758,380	10,756,630
Accumulated deficit	(237,691)	(447,104)
Accumulated other comprehensive (loss)	(22,138)	(10,034)

	10,498,551	10,299,492

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,406,683	$99,205,988

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
JUNE 30, 2005

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$1,923,646	$1,131,667	$3,488,093	$2,144,636
Interest on federal funds sold	58,329	7,217	98,158	12,426
Interest on securities	44,306	22,193	70,266	37,534
Other	17,883	10,172	35,425	26,699

TOTAL INTEREST INCOME	2,044,164	1,171,249	3,691,942	2,221,295

INTEREST EXPENSE
Deposits	610,381	239,612	1,061,742	468,480
Other	74,989	8,879	130,012	16,890

TOTAL INTEREST EXPENSE	685,370	248,491	1,191,754	485,370

NET INTEREST INCOME	1,358,794	922,758	2,500,188	1,735,925

PROVISION FOR LOAN LOSSES	123,485	117,790	282,427	151,201

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,235,309	804,968	2,217,761	1,584,724
NON — INTEREST INCOME
Customer service fees & charges	29,464	1,185	40,426	21,401
Gain on sale of SBA loans	123,423	—	123,423	—
Other Income	175,449	38,568	317,789	50,396

TOTAL NON — INTEREST INCOME	328,336	39,753	481,638	71,797

NON — INTEREST EXPENSE
Salaries and employee benefits	611,317	467,240	1,122,658	883,453
Net occupancy	107,784	54,386	219,162	105,295
Furniture and equipment	72,497	44,690	139,326	89,042
Data processing	51,487	43,772	99,810	84,327
Advertising	31,840	22,526	52,347	45,323
Professional	209,916	52,341	376,683	104,354
Office supplies	17,787	11,750	34,998	26,553
Other operating	149,879	110,234	305,187	202,705

TOTAL NON — INTEREST EXPENSE	1,252,507	806,939	2,350,171	1,541,052

INCOME BEFORE INCOME TAXES	311,138	37,782	349,228	115,469

INCOME TAX PROVISION	103,075	6,899	139,815	20,494

NET INCOME	$208,063	$30,883	$209,413	$94,975

Earnings per share	$0.20	$0.03	$0.20	$0.09

Diluted Earnings per share	$0.19	$0.03	$0.19	$0.09

     The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Common Stock no par value;			Accumulated
	10,000,000 shares authorized			Other	Total
	Shares		Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Deficit	Income(Loss)	Equity
Balance, January 1, 2004	1,037,298	$10,754,630	$(1,065,744)	$7,356	$9,696,242
Net income			94,975		94,975
Unrealized losses on investment securities				(30,028)	(30,028)

Total comprehensive income					64,947

Balance, June 30, 2004	1,037,298	$10,754,630	$(970,769)	$(22,672)	$9,761,189

Balance, January 1, 2005	1,037,498	$10,756,630	$(447,104)	$(10,034)	10,299,492
Comprehensive income:
Net income			209,413		209,413
Unrealized losses on investment securities				(12,104)	(12,104)

Total comprehensive income					197,309
Warrants exercised	250	3,750			3,750
Repurchase of Organizational Shares Issued	(200)	(2,000)			(2,000)

Balance, June 30, 2005	1,037,548	$10,758,380	$(237,691)	$(22,138)	$10,498,551

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP
STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$209,413	$94,975
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	282,427	151,201
Depreciation and amortization	188,806	31,805
Amortization of deferred loan fees	(138,825)	(107,309)
Gain on sale of SBA loans	(123,423)
Change in:
Deferred tax assets	29,188	—
Accrued interest receivable and other assets	(340,728)	(108,199)
Accrued interest payable and other liabilities	498,877	103,385

Net cash provided by operating activities	605,735	165,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(344,386)	(135,341)
Net change in interest bearing deposits at banks	99,682	(8,968)
Purchase of common stock substantially restricted	(28,900)	(49,400)
Sales, maturities and paydowns of securities available-for-sale	617,588	2,518,955
Purchases of securities available-for-sale	(1,751,219)	(1,746,624)
Proceeds from sale of SBA loans	1,776,104
Net change in loans	(23,796,625)	(14,376,056)

Net cash used for investing activities	(23,427,756)	(13,797,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of repayments	897,900	1,295,000
Proceeds from warrants exercised	3,750	—
Repurchase of organizational shares issued	(2,000)	—
Net change in deposits	26,604,857	16,688,717

Net cash provided by financing activities	27,504,507	17,983,717

Increase in cash and cash equivalents	4,682,486	4,352,141

CASH AND CASH EQUIVALENTS BALANCE

Beginning of year or period	6,583,876	2,110,388

End of year or period	$11,266,362	$6,462,529

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes	$—	$34,852

Interest	$1,128,035	$475,501

Supplemental Disclosures of Noncash Activities

Total change in unrealized losses on securities available-for -sale	$(12,104)	$(30,028)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Annual Report of Discovery Bank (the “Bank”) for the year ended December 31, 2004, which the Company has adopted and included in its Registration Statement on Form S-4. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the management of Discovery Bancorp, and subsidiary (the “Company”), all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made.
Note 2 — Basis of presentation
     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     On June 22, 2005, all of the outstanding shares of the Bank were converted into shares of Discovery Bancorp. The Consolidated Financial Statements as of June 30, 2005, and for the three and six month periods then ended include the Company, the Bank and its wholly owned subsidiary. The Consolidated Financial Statements as of December 31, 2004 are derived from the unaudited Bancorp Financial Statements and the audited Financial Statements of the Bank and its subsidiary. These consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Bank’s December 31, 2004 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
Note 3 — Stock option plan
     The Company has a stock-based employee compensation plan which replaces the stock-based compensation plan previously adopted by the Bank. The Company (and previously the Bank) accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock as of the grant date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (as amended by SFAS No. 148) the Company is required to disclose the pro forma effect on earnings of stock options granted, had compensation cost been recognized over the vesting period of the options based on a fair value of the options.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123(r), “Accounting for Share-Based Payments,” to stock-based employee compensation. The significant assumptions used by the Company’s management in computing these amounts are disclosed in Note 12 to the Bank’s audited financial statements.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(dollars in thousands)
Net income	$208,063	$30,883	$209,413	$94,975
Additional compensation for fair value of stock options	2,090	1,146	16,734	6,909

Pro forma net income	$205,973	$29,737	$192,679	$88,066

Basic EPS:
As reported	$0.20	$0.03	$0.20	$0.09

Pro Forma	$0.20	$0.03	$0.19	$0.09

Diluted EPS:
As reported	$0.19	$0.03	$0.19	$0.09

Pro Forma	$0.19	$0.03	$0.18	$0.09

Note 4 — Earnings Per Share
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

	Earnings per share calculation
	For the three months ended June 30
		2005			2004
		Weighted			Weighted
		Average			Average	Per
	Net	Shares	Per Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Basic EPS:
Income available to common shareholders	$208,063	1,037,498	$0.20	$30,883	1,037,298	$0.03
Effect of dilutive securities:
Stock options	—	55,449	($0.01)	—	56,836	—

Diluted EPS:
Income available to common shareholders	$208,063	1,092,847	$0.19	$30,883	1,094,134	$0.03

	Earnings per share calculation
	For the six months ended June 30
		2005			2004
		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Basic EPS:
Income available to common shareholders.	$209,413	1,037,398	$0.20	$94,975	1,037,298	$0.09
Effect of dilutive securities:
Stock options	—	60,391	($0.01)	—	56,819	—

Diluted EPS:
Income available to common shareholders.	$209,413	1,097,789	$0.19	$94,975	1,094,117	$0.09

Note 5 — Recently Issued Accounting Pronouncements
     In May 2005 the FASB issued FASB 154 which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.
     Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.
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

     At June 30, 2005 the Company and the Bank had no changes in accounting principles.
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
     The adoption of this EITF did not have a material impact on the Bank’s financial statements. At December 31, 2004 and 2003, management believes the impairments described above are temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statement of income. As of June 30, 2005, management continues to believe these impairments are temporary in nature.
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
     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than the contractual amounts, establishes the investor’s estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective from loans acquired in years beginning after December 15, 2004. Since this SOP applies only to transfers after 2004, this Statement will have no impact on the Company’s financial position or results of operation at adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Introduction.
     Discovery Bancorp (“Bancorp” or the “Company”) is the holding company for Discovery Bank (the “Bank”), headquartered in San Marcos, California. When the holding company reorganization was consummated on June 22, 2005, Bancorp became a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and Bancorp’s principal business is serving as a holding company for the Bank and its wholly-owned subsidiary. In addition to serving as the holding company for the Bank, Bancorp, through its wholly-owned subsidiary, Celtic Merger Corp., intends to acquire certain assets and assume certain liabilities of Celtic Capital Corporation (“Celtic”). Please refer to Bancorp’s Registration Statement on Form S-4 for more information regarding the holding company reorganization, the Celtic acquisition and the proposed offering.
     The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2005 and June 30, 2004, and the financial condition of the Company as of June 30, 2005 and December 31, 2004. Comparisons of the three months ended June 30, 2005 to June 30, 2004, and comparisons of the six months ended June 30, 2005 and June 30, 2004 are primarily impacted by the Bank’s growth. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and to the Bank’s audited financial statements for the years ended December 31, 2004 and 2003 and the Company’s Form 10-QSB for the quarter ended March 31, 2005.
     Our continued growth since commencement of operations in September 2001 has been the primary factor impacting profitability over the periods reflected in this discussion. However, although the Company anticipates that continued growth will further enhance the results of operations, the Company’s future results of operations could materially differ from those suggested by the forward-looking statements contained in this report or the annualized results of our operations for the three months and six months ended June 30, 2005, depending upon changes to things such as:
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

Critical Accounting Policies.
     The Company’s financial statements and the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the financial statements. On an ongoing basis, the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that these estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.
     The Company has adopted the significant accounting policies and practices of the Bank which are described in Note 1 to the Bank’s audited financial statements as of December 31, 2004. The accounting policies that involve significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Bank has identified the policies for allowance for loan losses, securities available for sale, and income taxes as critical accounting policies which are summarized below.
     Allowance for Loan Losses. The Bank maintains an allowance for loan losses at an amount which the Bank believes is sufficient to provide adequate protection against losses in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As the Bank utilizes information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.
     During the time the Bank holds collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although the Bank has established an allowance for loan losses that the Bank considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.
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
     Income Taxes. The Company records provision for income taxes under the asset liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between our financial statements and our tax return. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs. We have recognized a deferred income tax asset as of December 31, 2004 and June 30, 2005, of $292,000 and $262,000, respectively. The Company evaluates such realizability based upon anticipated tax income from forecast models.
General.
     The Company earned $208,063 for the three months ended June 30, 2005, or $0.19 per diluted share, and $209,413, or $0.19 per diluted share, for the six months ended June 30, 2005. This compares to earnings of the Bank of $30,883 or $0.03 per diluted share and $94,975 or $0.09 per diluted share for the same periods in 2004. Improved performance from June 2004 in before tax earnings is primarily related to continued growth in interest-earning assets, funded by growth in deposits, combined with increase in rental income and gain on sale of SBA loans, partially offset by increased professional expenses.

     Effective December 15, 2004, the Bank terminated the lease agreement for the premises at 1145 San Marino Dr. and relocated its main office to 338 Via Vera Cruz, San Marcos. The new premises consists of a two story commercial building with approximately 28,000 square feet of usable space. The Bank occupies approximately 13,000 square feet with the remaining space leased on a short-term basis. The building was purchased by the Bank’s subsidiary, San Marcos Building, LLC, for $4,950,000 with escrow closing on July 22, 2004. The subsidiary is wholly-owned by the Bank.
     Total assets increased $28.2 million or 28.4%, to $127,407,000 at June 30, 2005, from $99,206,000 at December 31, 2004. Loans, net of unearned income, increased 27.5% to $103,351,000 at June 30, 2005, from $81,035,000 at December 31, 2004. The increases in total assets and loans were primarily funded by a $26.6 million increase in deposits to $106,277,000 at June 30, 2005, from $79,672,000 at December 31, 2004.
     Stockholders’ equity was $10,499,000 at June 30, 2005, compared to $10,299,000 at December 31, 2004. The increase reflects profitability during the period.
     The following sections present various tables reflecting the Company’s results of operations and financial condition for the periods ended June 30, 2005 and December 31, 2004. Bank averages and rates have been calculated using daily averages. Monthly averages were used for the parent holding company and the building company; however, because these balances are small relative to the Bank, and do not impact interest-earning assets or interest-bearing liabilities, management believes the impact of using monthly versus daily average balances is not material. No assurance can be given that the annualized rates and results of operations for the three and six months ended June 30, 2005 is indicative of the rates and results of operations that may be expected for the year ending December 31, 2005.
Distribution of Assets, Liabilities and Shareholders’ Equity.
     The Company’s earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally our loan portfolio and investment securities; and the interest paid on our interest-bearing liabilities, which consist of deposits and borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest spread is the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.
     The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, the net interest margin and net interest spread, return on assets, return on equity, and equity to assets ratio.

	Three Months Ended June 30,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid[1]	Balance	Expense	Paid[1]
			(dollars in thousands)
Assets
Investment securities	$3,606	$44	4.89%	$2,196	$22	4.02%
Interest-bearing deposits	2,862	18	2.52%	2,506	10	1.60%
Federal funds sold	7,490	58	3.11%	2,826	7	0.99%
Loans, net[2]	98,681	1,924	7.82%	67,945	1,132	6.68%

Total Interest-Earning Assets	112,639	2,044	7.28%	75,473	1,171	6.22%
Noninterest-earning assets	12,385			3,935

Total Assets	$125,024			$79,408

Liabilities
Transaction and NOW accounts	$6,752	16	0.95%	$6,878	20	1.17%
Savings and money market	20,069	110	2.20%	12,360	44	1.43%
Time deposits	59,443	485	3.27%	34,622	175	2.03%
Borrowings	9,252	75	3.25%	3,264	9	1.11%

Total Interest-Bearing Liabilities	95,516	686	2.88%	57,124	248	1.74%

Demand deposits	17,610			12,223
Other liabilities	1,565			196

Total Liabilities	114,691			69,543
Shareholders’ Equity	10,333			9,865

Total Liabilities and Shareholders’ Equity	$125,024			$79,408

Net interest margin[3]		$1,358	4.84%		$923	4.91%

Net interest spread[4]			4.40%			4.48%
Return on Average Assets			0.67%			0.16%
Return on Average Equity			8.06%			1.25%
Average Equity to Average Assets Ratio			8.3:1			12.4:1
     Three Months Ended June 30, 2005 and 2004. Average interest-earning assets increased to $112,639,000 during the three months ended June 30, 2005, from $75,473,000 during the same period in 2004. The average yield on these assets increased to 7.28% from 6.22%. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $95,516,000 during the three months ended June 30, 2005, from $57,124,000 during the same period in 2004. The average rate paid on interest-bearing liabilities increased to 2.88% for the three months ended June 30, 2005, from 1.74% for the same period in 2004. The increase in the yield on interest-earning assets resulted from interest rate increases during the second quarter of 2005. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within market. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 44.1% for the three months ended June 30, 2005 to $17,610,000 from $12,223,000 for same period in 2004.
     Net interest income for the three months ended June 30, 2005, was $1,358,000, which increased $435,000, or 47.2%, over the same period in the prior year. Our net interest margin decreased 7 basis points to 4.84% for the three months ended June 30, 2005, compared to 4.91% for the same period in 2004. The decrease in net interest margin was primarily the result of the higher rates paid on interest-bearing liabilities.

[1]	The ratios have been annualized.

[2]	Average loans are net of unearned loan fees and allowances for loan losses. Unearned loan fees were $206,000 and $166,000 at June 30, 2005 and 2004, respectively. Allowances for loan losses were $1,280,000 and $890,000 at June 30, 2005 and 2004, respectively. Interest income from loans includes loan fees of $76,000 and $62,000 for the three months ended June 30, 2005 and 2004, respectively.

[3]	Net interest income as a percentage of average interest-earning assets.

[4]	Net interest spread is the absolute difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

	Six Months Ended June 30,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid[1]	Balance	Expense	Paid[1]
	(dollars in thousands)
Assets
Investment securities	$3,258	70	4.33%	$2,385	$37	3.11%
Interest-bearing deposits	2,871	36	2.53%	2,521	27	2.15%
Federal funds sold	6,844	98	2.89%	2,392	12	1.01%
Loans, net[2]	92,483	3,488	7.61%	64,756	2,145	6.64%

Total Interest-Earning Assets	105,456	3,692	7.06%	72,054	2,221	6.18%
Noninterest-earning assets	11,803			3,819

Total Assets	117,259			$75,873

Liabilities
Transaction and NOW accounts	$6,749	33	0.99%	$5,952	33	1.11%
Savings and money market	20,460	211	2.08%	11,556	85	1.48%
Time deposits	52,737	818	3.13%	33,750	350	2.08%
Borrowings	9,005	130	2.91%	3,057	17	1.12%

Total Interest-Bearing Liabilities	88,951	1,192	2.70%	54,315	485	1.79%

Demand deposits	17,094			11,405
Other liabilities	871			171

Total Liabilities	106,916			65,891
Shareholders’ Equity	10,343			9,982

Total Liabilities and Shareholders’ Equity	$117,259			$75,873

Net interest margin[3]		$2,500	4.78%		$1,736	4.83%

Net interest spread[4]			4.36%			4.39%
Return on Average Assets			0.36%			0.25%
Return on Average Equity			4.05%			1.90%
Average Equity to Average Assets Ratio			8.8:1			13.2:1
     Six Months Ended June 30, 2005 and 2004. Average interest-earning assets increased to $105,456,000 during the six months ended June 30, 2005, from $72,054,000 during the same period in 2004. The average yield on these assets increased to 7.06% for the six months ended June 30, 2005 from 6.18% for the same period in 2004. This average yield increase was related to the prime rate which increased during the last twelve months. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $88,951,000 during six months ended June 30, 2005, from $54,315,000 during the same period in 2004. The average rate paid on these deposits increased to 2.70% for the six months ended June 30, 2005, from 1.79% for the same period in 2004. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market. In addition, our growth in core deposits offset the need to offer very competitive rates in the time certificate of deposit market. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 49.9% for the six months ended June 30, 2005 to $17,094,000 from $11,405,000 for same period in 2004.

[1]	The ratios have been annualized.

[2]	Average loans are net of unearned loan fees and allowances for loan losses. Unearned loan fees were $206,000 and $166,000 at June 30, 2005 and 2004, respectively. Allowances for loan losses were $1,280,000 and $890,000 at June 30, 2005 and 2004, respectively. Interest income from loans includes loan fees of $139,000 and $108,000 for the six months ended June 30, 2005 and 2004, respectively

[3]	Net interest income as a percentage of average interest-earning assets.

[4]	Net interest spread is the absolute difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

     Net interest income for the six months ended June 30, 2005, was $ 2,500,000, which increased $764,000, or 44.0%, over the same period in the prior year. Our net interest margin declined 5 basis points to 4.78% for the six months ended June 30, 2005, compared to 4.83% for the same period in 2004. The decrease in net interest margin was the result of an overall higher cost of funding loan growth.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005 Compared to the Three Months			2005 Compared to the Six Months
	Ended June 30, 2004			Ended June 30, 2004
	Increase (Decrease) Due To Change In			Increase (Decrease) Due To Change In
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
			(dollars in thousands)
Interest-Earning Assets
Investment securities	$20	$2	$22	$20	$13	$33
Interest-earning deposits	1	7	8	4	5	9
Federal funds sold	12	39	51	22	64	86
Loans	512	280	792	902	441	1343

Total Interest Income	545	328	873	948	523	1471

Interest-Bearing Liabilities
Transaction and Now Accounts	—	(4)	(4)	4	(4)	—
Savings and Money Market	27	39	66	65	61	126
Time Deposits	125	185	310	196	272	468
Borrowings	17	49	66	33	80	113

Total Interest Expense	169	269	438	298	409	707

Net Interest Income	$376	$59	$435	$649	$114	$764

Investments.
     In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, the Bank purchases United States Treasury and Agency securities and other investments. Sales of Federal Funds and short-term loans to other banks are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. None of our securities are pledged to meet security requirements imposed as a condition to receipt of public fund deposits or for other purposes. Our policy is to stagger the maturities of our investments to meet our overall liquidity requirements.
     At June 30, 2005 and December 31, 2004 our investment portfolio consisted of U.S. Agency securities and mutual funds. All of our securities are classified as available-for-sale. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.
     The following tables summarize the amounts and the distributions of our investment securities as of the dates indicated:
Investment Portfolio

	June 30, 2005				December 31, 2004
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-Sale:
Obligations of US Govt. Agency Book	$3,849	—	($22)	$3,827	$2,716	—	($10)	$2,706

Total	$3,849	—	($22)	$3,827	$2,716	—	($10)	$2,706

     As of June 30, 2005 and December 31, 2004, the Bank also owned $60,000 in Pacific Coast Bankers’ Bancorp common stock. In addition, as of June 30, 2005 and December 31, 2004, the Bank also owned $452,000 and $423,000, respectively, in Federal Home Loan Bank stock.
Loans
     Loan Categories. The following table sets forth the components of total net loans outstanding in each category at the dates indicated :

	June30,		December 31,
	2005		2004
		Percent of		Percent of
	Amount	Total	Amount	Total
		(dollars in thousands)
Loan Category
Real estate loans:
Construction loans	$20,553	20%	$10,420	13%
Real estate 1st trust deeds	37,609	36	36,716	45
Other real estate mortgage	6,384	6	2,528	3

Total real estate	64,546	62	49,664	61
Business secured loans	29,982	29	24,855	31
Business unsecured loans	1,790	2	1,147	1
Consumer and other	7,238	7	5,546	7

Total Loans	103,556	100%	81,212	100%

Less deferred loan income	(206)		(177)
Less allowance for loan losses	(1,280)		(998)

Net Loans	$102,070		$80,037

     The Bank provides a variety of credit products to meet the needs of borrowers in our service area. The Bank offers both secured and unsecured loans for working capital, equipment acquisition, expansion, purchase or improvement of real property, as well as seasonal loans and lines of credit. The Bank maintains a portfolio of interim construction loans. Other real estate loans primarily consist of commercial loans secured by real estate collateral and “mini-perm” real estate financing. Commercial loans are made available to business and professional customers. Consumer loans are offered for a variety of personal, family household needs, including automobiles, home equity loans and unsecured revolving lines of credit.

     The Bank’s loan portfolio has consistently increased since the Bank commenced operations in September 2001. Loan growth is the result of increased lending in our immediate market area and the opening of an additional banking office in Poway in 2004, which services the nearby communities of Poway, Carmel Mountain, Rancho Bernardo, Rancho Penesquitos, Ramona and Scripps Ranch. In addition, our increasing lending limits that result from the growth of our capital allows us to make larger loans. The size of a loan that a bank can make is limited by regulation to a percentage of the institution’s regulatory capital.
     Commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and term loans, which are loans with maturities normally ranging from one to five years. Commercial loans may be unsecured or secured, including real estate collateral as well as special purpose or rapidly depreciating assets, such as equipment, inventory, receivables, and junior liens on property or personal guarantees which may not provide an adequate source of repayment in the event of default. These loans may also have partial guarantees from the Small Business Administration. A growing portion of commercial loans are asset-based loans, which are loans secured by current assets, such as receivables or inventory, or fixed assets, such as equipment. These loans are used for working capital, equipment purchases, seasonal cash shortages, and a variety of other purposes, and are structured on either a revolving or term basis.
     Commercial loans secured by real estate are generally greater in amount, more difficult to evaluate and monitor and are often dependent on the successful operation and management of the properties. Repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Poor location, special use characteristics and overall attractiveness of the properties may impair the value of properties in the event of foreclosure.
     Commercial business loans are generally more dependent on the borrower’s continuing financial strength and management ability. The borrower’s cash flow and ability to service the debt from earnings is the primary source of repayment rather than the liquidation of any pledged collateral. Commercial business loans are generally for shorter terms and are often subject to annual review and generally require more administrative and management attention.
     The Bank makes SBA guaranteed loans. The guaranteed portion of the SBA loans may be sold in the secondary market. Our SBA loans are categorized as commercial or real estate depending on the underlying collateral.
     The Bank maintains a portfolio of real estate construction loans, consisting of single-family homes and commercial construction loans. At June 30, 2005 and December 31, 2004, real estate construction loans comprised approximately 20% and 13%, respectively, of our loan portfolio. Our real estate construction loans are primarily interim loans made to finance the construction of commercial and single family residential property. These loans are typically short term. Construction lending is generally considered to involve a higher degree of risk than permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the cost of the project. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project the value of which is insufficient to assure full repayment. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects. Loans to builders to construct projects for which no purchaser has been identified carry additional risk because the payoff for the loan may be dependent on the contractor’s ability to sell the property prior to the due date of the loan. The Bank addresses these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.
     The Bank’s real estate 1st trust deed loans consist primarily of loans made based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. At June 30, 2005 and December 31, 2004, 1st trust deed secured loans comprised approximately 36% and 45%, respectively, of our loan portfolio.
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
     The Bank does not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table above. The Bank has not made loans to any foreign entities. In addition, the Bank have not made any loans to finance leveraged buyouts or for highly leveraged transactions.
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
     Branch officers are assigned lending limits commensurate with their experience and skill and are capped at $5,000 for unsecured loans and $25,000 for secured loans. Loan requests exceeding branch officer limits are referred to Loan Administration for underwriting, review and approval. Lending limits for Loan Administration lenders are capped at $50,000 for unsecured and secured loan. The President/Chief Executive Officer, the Chief Administrative Officer and the Chief Credit Officer have combined lending limits when any two acting jointly of $750,000 for secured and $250,000 for unsecured loans. All requests exceeding this combined authority are submitted to the Board of Director’s Loan Committee for approval. Additionally, all new loans, regardless of amount, are reviewed by the Board of Directors monthly and all new loans of $100,000 or more or relationships that aggregate $100,000 or more are reported to the Board of Director’s Loan Committee weekly. All processing, boarding and servicing of loans are performed by Loan Administration regardless of loan amount.
     Construction loans for small tract projects or non-residential properties generally require a minimum of 20% equity contribution by the borrower and a maximum advance of 75% of current appraisal. Loan terms can range from 12 to 18 months depending on the nature of the project. The Bank requires a first lien position on the property to be constructed and often take a junior lien on other real estate property as well. Land draws are generally limited to 50% of cost. Pricing is generally in the range of Wall Street Journal Prime plus 1.5% to 2.5%, loan fees of .5% to 1% and a documentation fee of $250 to $500.
     Commercial real estate loans are generally underwritten at a maximum loan to appraised value of 75%; however, the Bank will often advance up to 90% of the value when using the SBA 504 or 7a loan guarantee programs as part of the financing structure for owner-users. Income property loans generally require a debt service coverage ratio of 1.25:1 to 1.30:1 depending on the type of property. Loan terms can range from 20 to 25 years with pricing adjustments at 3 or 5year intervals. The Bank requires a first lien position on the subject property and often takes a junior lien on other real estate property as well. Pricing is generally in the range of Wall Street Journal Prime plus 1% to 2% with a negotiated floor rate, loan fees of .5% to 1% and a documentation fee of $250 to $500. The Bank also offers short-term fixed rate loans when necessary.
     Commercial business loans and SBA 7a loans are offered to existing and start-up businesses for various purposes. Such loans are generally collateralized with assets of the business and junior liens on personal residences. Commercial business loans are underwritten on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. The Bank seeks to structure these loans so that they have more than one source of repayment. The borrower is required to provide sufficient information to allow us to make an adequate credit evaluation. In most instances, this information consists of financial statements, tax returns, projected cash flows, current financial information on any guarantor and information about any collateral. Loans to closely held business borrowers typically require personal guarantees by the principals. Lines of credit and asset-based loans are written for 12 months. SBA loans can have terms of up to 25 years. Pricing is generally in the range of Wall Street Journal Prime plus 1.50% to 2.75% with a negotiated floor rate, loan fees of .5% to 1% and a documentation fee of $250 to $500. Loan fees for non-SBA loans can range from .5% to 1%.
     Current appraisals, insurance and perfected liens are generally required for any collateral taken on loans.
     Loan Commitments. In the normal course of business, the Bank maintains outstanding loan commitments to extend credit. The Bank uses the same credit policies in making loan commitments as the Bank does in extending loans to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. The types of collateral held varies, but may include accounts receivable, inventory, property, equipment and residential and income producing commercial properties. The Bank had unfunded loan commitments, including standby letters of credit, totaling $27.7 million and $22.4 million at June 30, 2005 and December 31, 2004, respectively, primarily consisting of commercial, construction and equity lines of credit. Based upon the Bank’s experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to, economic conditions.
     Adverse economic conditions, a decline in real estate values, or a significant increase in interest rates could negatively affect the construction loan business and require an increase in the provision for loan losses, which in turn, could adversely affect our future prospects, results of operations, and profitability.
     Non-Performing Assets. It is our policy to place loans on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans will be placed on nonaccrual earlier if there is a reasonable doubt as to the collectibility of principal and interest. Loans which are in the process of renewal in the normal course of business or are well secured and in the process of collection will continue to accrue interest if the Bank considers the risk of loss to be minimal.
     Nonperforming assets at June 30, 2005 increased $726,000 from zero at December 31, 2004, representing 0.70% of gross loans. The increase relates to one commercial real estate construction loan, for which management believes there is no loss exposure. There were no other non-accrual loans, loans past due 90 days or more, restructured loans, or impaired loans or loans that have or had a higher than normal risk of loss.
     As of June 30, 2005, the Bank has identified $1,804,000 in loans on our internal watch list for special attention by our management and board of directors, of which $1,271,000 is guaranteed by government and other agencies. These loans reflect weakened financial conditions or evidence other factors warranting closer monitoring, but are performing in accordance with their terms.
Allowance and Provision for Loan Losses
     The Bank maintains an allowance for loan and lease losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. The Bank has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. The Bank conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions. Until the Bank has established some historical trend of losses, it relies on industry standards to compare allowance adequacy.
     Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the three and six months ended June 30, 2005, the provision for loan losses was $124,000 and $282,000, respectively, as compared to $118,000 and $151,000, respectively, for the same periods in 2004.

     At June 30, 2005, the allowance was 1.24% of the loans then outstanding. At December 31, 2004, the allowance for loan losses was 1.23% of loans outstanding. Although the Bank deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.
The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	June 30,		June 30,
	(unaudited)	December 31,	(unaudited)
	2005	2004	2004
		(dollars in thousands)
Outstanding loans:
End of the period	$103,557	$81,212	$75,369
Average for the period	$92,483	$71,861	$64,756
Allowance for loan losses:
Balance at beginning of period	$998	$760	$760
Loans charged off	—	—	—
Recoveries	—	—	—
Provisions charged to operating expense	282	238	151

Balance at end of period	$1,280	$998	$911

Ratios:
Net charge-offs (recoveries) to average loans	—	—	—
Allowance to loans at period end	1.24%	1.23%	1.21%
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

	At June 30, 2005
	(unaudited)		At December 31.2004
	(dollars in thousands)
		Percent of		Percent of
		Loans in	Allowance	Loans in
	Allowance for	Category to	for Loan	Category to
	Loan Losses	Total Loans	Losses	Total Loans
Real Estate:
Construction	$248	20%	$141	13%
1st Trust Deed R.E.	534	36%	373	45%
Other Real Estate	46	6%	91	3%

Total Real Estate	828	62%	605	61%
Business Secured	379	29%	322	31%
Business Unsecured	2	2%	14	1%
Consumer & other	71	7%	57	7%
Unallocated allowance	—	—	—	—

Total	$1,280	100%	$998	100%

Non-Interest Income.
     Non-interest income increased $289,000 to $328,000 for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The increase was primarily the result of a $136,000 increase in rental income associated with San Marcos, LLC and a $123,000 gain on the sale of SBA loans.
     Non-interest income increased $410,000 to $482,000 for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The increase was primarily the result of a $267,000 increase in rental income associated with San Marcos, LLC and a $123,000 gain on the sale of SBA loans.
Non-Interest Expense.
     Non-interest expenses consist of salaries and related benefits, occupancy and equipment expense and other expenses. The tables below set forth the components of non-interest expenses as of the periods indicated:

	Three Months Ended June 30,
			Percentage
	2005	2004	Change
	(dollars in thousands)
Salaries and benefits	$611	$467	30.8%
Occupancy expense	108	54	98.2%
Furniture & Equipment	73	45	62.2%
Data Processing	51	44	17.6%
Advertising	32	23	41.4%
Professional fees	210	52	301.1%
Office supplies	18	12	51.4%
Other expenses	150	110	36.0%

Total	$1,253	$807	55.3%

	Six Months Ended June 30,
			Percentage
	2005	2004	Change
	(dollars in thousands)
Salaries and benefits	$1,123	$884	27.1%
Occupancy expense	219	105	108.1%
Furniture & Equipment	139	89	56.5%
Data Processing	100	84	18.4%
Advertising	52	45	15.5%
Professional fees	377	104	261.0%
Office supplies	35	27	31.8%
Other expenses	305	203	50.6%

Total	$2,350	$1,541	52.5%

     Our non-interest expenses increased by $446,000, or 55.3%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The largest increases were in professional fees, which increased from $52,000 to $210,000, of which $128,000 was attributable to the holding company reorganization. Salaries and employee benefits increased from $467,000 to $611,000, and occupancy expense increased from $54,000 to $108,000. The increases in these categories reflected our growth.
     Our non-interest expenses increased by $809,000, or 52.5%, for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The largest increases were in professional fees, which increased from $104,000 to $377,000 of which $230,000 was attributable to the holding company reorganization. Salaries and benefits increased from $884,000 to $1,123,000; occupancy expense increased from $105,000 to $219,000 and other expenses increased from $203,000 to $305,000. The increases in these categories reflected our growth.

Income Taxes.
     The Company’s effective tax rates were 33.1% and 40.0% for the three months and six months ended June 30, 2005 and 18.3% and 17.7% for the three and six months ended June 30, 2004, respectively. The increase in the effective tax rate for the six months ended June 30, 2005 reflects the complete utilization of net operating loss carryforwards and the elimination of the valuation allowance against the deferred tax asset.
Cash and Cash Equivalents.
     Cash and cash equivalents consist of cash on hand and due from correspondent banks and federal funds sold. The Bank maintains balances at correspondent banks adequate to cover daily clearings and other charges. Funds in excess of these needs are invested in overnight federal funds at correspondent banks. Cash and cash equivalents were $11,266,000 at June 30, 2005 and $6,584,000 at December 31, 2004. The increase from December 31, 2004 to June 30, 2005 was to provide liquidity as our asset size increased.
Deposits.
     Deposits represent our primary source of funds to support our various lending and investment activities. Substantially all of our deposits are from individuals and businesses within our service area. The Bank has utilized brokered deposits from time to time, but they have never exceeded 20% of total deposits. The Bank has no known foreign deposits.
     The following table sets forth the maturity of time certificates of deposit of $100,000 or more at June 30, 2005:

June 30, 2005
(unaudited)
(dollars in thousands)
Three months or less	$8,766
Over three to six months	22,101
Over six to twelve months	—
Over twelve months	—

Total	$30,867

Borrowings.
     Federal Home Loan Bank Advances at December 31, 2004 totaled $9,000,000, the highest outstanding during the year, with a rate of 2.35%. Average borrowing for the year ended December 31, 2004 was $4,723,000, with a weighted average rate of 1.59%. Federal Home Bank Loan Advances at June 30, 2005 totaled $9,898,000, the highest during the period, at a variable advance rate ranging from 2.30% to 3.44%. Average borrowing for the six month period ended June 30, 2005 was $9,005,000, with a weighted average rate of 2.91%. All advances are open-end overnight borrowings to supplement liquidity and are repaid during the periods when liquidity needs are met with deposits.
Capital Resources.
     Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier I capital divided by average assets. Moreover, as a new bank, the Bank was required to maintain Tier 1 capital to average assets of at least 8% during our first three years of operations.

     The following table provides information regarding our regulatory capital ratios at June 30, 2005 and December 31, 2004. The decrease in the Bank’s ratios reflects increased asset growth. At June 30, 2005 and December 31, 2004, the Bank met or exceeded regulatory capital requirements to be considered “well capitalized,” as defined in the regulations issued by the FDIC, and it is the Bank’s intention to remain “well capitalized” in the future.
Risk-based capital ratios

			“Well	Minimum
			Capitalized”	Capital
	At 6/30/05	At 12/31/04	Requirement	Requirement
Discovery Bancorp:
Total Risk-Based capital ratio	10.20%	11.59%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	9.07%	10.57%	6.00%	4.00%
Tier 1 Leverage Ratio	8.36%	12.04%	5.00%	4.00%

Discovery Bank:
Total Risk-Based capital ratio	10.50%	12.41%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	9.36%	11.30%	6.00%	4.00%
Tier 1 Leverage Ratio	8.62%	10.57%	5.00%	4.00%
Liquidity and Liquidity Management.
     Liquidity management for banks requires that funds always be available to pay deposit withdrawals and maturing financial obligations in accordance with their terms and to meet customer requests for loans. The acquisition of deposits has been our primary source of funds used to invest in earning assets. Other sources of funds have been the cash provided from operations, the proceeds of common stock sales and from borrowings. The Bank expects that deposits will continue to be the primary source of funds in future periods. The Bank emphasizes seeking demand deposits from business customers in our market area. If necessary, the Bank can also pursue the higher cost time deposits. Liquidity management for banks requires that funds always be available to pay deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.
     The Bank utilizes brokered deposits to facilitate liquidity needs. At June 30, 2005 and December 31, 2004, the Bank had “brokered deposits” of $21.5 million and $9.1 million, respectively. During 2005 we utilized “brokered deposits” and deposits from other financial institutions to fund our loan growth.
     To meet liquidity needs, the Bank maintains a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of June 30, 2005 and December 31, 2004, our liquidity ratio was 14.89% and 13.20%, respectively (defined as liquid assets as a percentage of deposits). Liquid assets were composed of Federal Funds sold, available-for-sale investment securities less securities that are pledged to secure treasury, tax and loan deposits and other purposes as required by law, interest-bearing deposits in other financial institutions and cash and due from banks. The Bank’s liquidity ratio at December 31, 2004 and June 30, 2005 was slightly below our policy target of 15%. The Bank monitors our liquidity ratios daily and since June 30, 2005, our liquidity ratios have met our policy guidelines on average. The Bank attempts to maximize its loan to deposit ratios and minimize its liquidity ratio, consistent with its liquidity needs and policy, to maximize net interest margins.
     The Bank maintains a $2.5 million line of credit with a correspondent bank for the purchase of overnight Federal funds. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow us to borrow up to 15% of our assets. As of June 30, 2005, loans and securities pledged as collateral for this facility would have allowed us to borrow up to approximately $13.4 million. These facilities have been used regularly to provide funding for loans at less cost than brokered deposits. (See “Borrowings” above.)
     The primary sources of liquidity for the Company, on a stand alone basis, include the receipt of dividends from the subsidiaries, borrowings, and our ability to raise capital. The ability of the Company to obtain funds for the payment of dividends is dependent upon the subsidiaries’ earnings. The availability of dividends from the subsidiaries is also limited by various state and federal statues and regulations. At June 30, 2005, the Company had outstanding borrowings of $377,000 to cover the Company’s organizational costs, the costs of preparing for a public offering and the costs related to the proposed Celtic acquisition. The Company has recently commenced a public offering to raise $12.0 million, the proceeds of which will repay the Company’s borrowings, fund the Celtic acquisition, provide resources to enhance the Bank’s capital, and provide separate working capital for the Company.
Recent Accounting Pronouncements.
     In May 2005 the FASB issued FASB 154 which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.
     Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.
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
     At June 30, 2005 the Company and the Bank had no changes in accounting principles.
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
     The adoption of this EITF did not have a material impact on the Bank’s financial statements. At December 31, 2004 and 2003, management believes the impairments described above are temporary and, accordingly, no impairment loss has been recognized in the Company’s consolidated statement of income. As of June 30, 2005, management continues to believe these impairments are temporary in nature.
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
     In December 2003, under clearance of the FASB, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP establishes accounting standards for discounts on purchased loans when the discount is attributable to credit quality. The SOP requires that the loan discount, rather than the contractual amounts, establishes the investor’s estimate of undiscounted expected future principal and interest cash flows as a benchmark for yield and impairment measurements. The SOP prohibits the carryover or creation of a valuation allowance in the initial accounting for these loans. This SOP is effective from loans acquired in years beginning after December 15, 2004. Since this SOP applies only to transfers after 2004, this Statement will have no impact on the Company’s financial position or results of operation at adoption.
Quantitative And Qualitative Disclosures About Market Risk
     For purposes of the following discussion, the terms “we” and “our” mean Discovery Bank on a stand-alone basis.
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
     We utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of June 30, 2005, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income and net interest margins.

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
Up 300 basis points	$6,514	24.53%
Up 200 basis points	$6,134	17.26%
Up 100 basis points	$5,697	8.91%
Base	$5,231	—
Down 100 basis points	$4,977	(4.86)%
Down 200 basis points	$4,747	(9.25)%
Down 300 basis points	$4,580	(12.45)%

Inflation.
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
     Since June 2004, the FRB has increased rates nine times to 3.25%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of the money supply by the FRB to control the rate of inflation has an impact on our earnings. The changes in interest rates may also have a corresponding impact on the ability of borrowers to repay loans with us.
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
     Bancorp’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of Bancorp’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Bancorp’s disclosure controls and procedures are effective, providing them with material information relating to Bancorp as required to be disclosed in the reports Bancorp files or submits under the Exchange Act on a timely basis.
     There were no significant changes in Bancorp’s internal controls or in other factors that could significantly affect Bancorp’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Bancorp’s internal controls except as noted below.
     Dependence on Key Employees. Like many independent financial institutions, our ability to implement our business plan is closely tied to the strengths of our chief executive officer and other senior officers. In addition, we are subject to the reporting requirements of the Securities Exchange Act of 1934, including the corporate governance requirements of the Sarbanes-Oxley Act of 2002. Management believes that the Holding Company and the Bank needed additional expertise to assist with controls over financial reporting and that a material weakness existed on a going forward basis. As a result, a new controller was hired on March 1, 2005, who assisted in the preparation of the Holding Company’s Registration Statement on Form S-4, as amended, which was filed with the SEC in connection with the bank holding company reorganization. That individual left in early May to take another position. More recently, the Holding Company’s and the Bank’s chief financial officer, Ms. Lou Ellen Ficke, tendered her resignation to be effective September 30, 2005. Therefore, management instituted a search for a new chief financial officer or similar senior financial executive and effective July 21, 2005, Mr. Martin McNabb commenced employment as the Holding Company’s and the Bank’s controller, to become the chief financial officer upon Ms. Ficke’s departure. Management believes that the hiring of Mr. McNabb along with the proposed addition of a controller when he becomes CFO, as well as other actions being taken, substantially address the material weakness.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the Company’s organizational stage the Company issued 200 shares of the Company’s no par value common stock to Mr. John Plavan, the Company’s Chairman of the Board, which shares were repurchased by the Company upon consummation of the bank holding company reorganization. On June 15, 2005, the Company’s then sole shareholder took action by unanimous written consent to approve the bank holding company reorganization.
ITEM 5. OTHER INFORMATION
     As previously reported the Company, through its wholly-owned subsidiary, Celtic Merger Corp., intends to buy certain assets and assume certain liabilities of Celtic Capital Corporation. In connection with the proposed acquisition, the Company plans to consummate an offering intended to raise capital to cover the Company’s organizational costs, the Celtic acquisition and to provide additional capital for the Bank and for the Company. As such, on August 5, 2005, the Company’s previously filed Form SB-2, filed with the Securities and Exchange Commission, became effective.
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit	Page
31.1	Certification of James P. Kelly, II	31

31.2	Certification of Lou Ellen Ficke	32

32.1	Section 1350 Certification of James P. Kelly, II	33

32.2	Section 1350 Certification of Lou Ellen Ficke	34

SIGNATURES
     In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Bancorp

Dated: August 12, 2005	By:	/s/ James P. Kelley, II

James P. Kelley, II,
President and Chief Executive Officer

	By:	/s/ Lou Ellen Ficke

Lou Ellen Ficke,
Executive Vice Presid ent and Chief Financial Officer