Form 10QSB
period 2005-09-30
Discovery Bancorp
filed 2005-11-18
CIK 1313868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
COMMISSION FILE No.: 333-122090
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
Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,871,883 shares of common stock as of November 16, 2005.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DISCOVERY BANCORP
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	2005	2004
ASSETS
Cash & due from banks	$5,795,032	$1,638,876
Fed Funds sold	11,360,000	4,945,000

Cash and cash equivalents	17,155,032	6,583,876
Interest-bearing deposits at banks	2,999,532	2,691,623
Investment securities	3,499,138	2,705,734
Common stock, substantially restricted	628,600	483,000
Loans, net	126,684,348	80,036,566
Goodwill	1,731,000	—
Accrued interest receivable and other assets	760,743	479,987
Deferred income tax asset	153,048	291,600
Premises and equipment, net	6,100,686	5,933,602

TOTAL ASSETS	$159,712,127	$99,205,988

LIABILITIES

Deposits
Non-interest-bearing demand	$22,503,523	$14,761,372
Interest-bearing demand	26,517,756	27,487,866
Savings	1,740,353	1,449,503
Time, under $100,000	28,050,626	18,035,413
Time, $100,000 and over	30,404,091	17,937,972

Total deposits	109,216,349	79,672,126
Borrowings under line of credit	14,976,988	—
Overnight borrowings — FHLB	12,000,000	9,000,000
Accrued interest payable and other liabilities	1,047,645	234,370

TOTAL LIABILITIES	137,240,982	88,906,496

STOCKHOLDERS’ EQUITY

Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,671,426 and 1,037,498 shares at September 30, 2005 and December 31, 2004, respectively	19,727,183	10,756,630
Paid stock subscriptions	2,999,979	—
Accumulated deficit	(224,467)	(447,104)
Accumulated other comprehensive (loss)	(31,550)	(10,034)

	22,471,145	10,299,492

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,712,127	$99,205,988

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
SEPTEMBER 30, 2005 AND 2004

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$2,530,843	$1,270,886	$6,018,936	$3,415,522
Interest on federal funds sold	88,481	18,166	186,639	30,592
Interest on securities	38,803	23,692	109,069	61,226
Other	26,011	15,587	61,436	42,286

TOTAL INTEREST INCOME	2,684,138	1,328,331	6,376,080	3,549,626

INTEREST EXPENSE
Deposits	685,535	305,202	1,747,277	773,682
Other	182,705	21,868	312,717	38,758

TOTAL INTEREST EXPENSE	868,240	327,070	2,059,994	812,440

NET INTEREST INCOME	1,815,898	1,001,261	4,316,086	2,737,186

PROVISION FOR LOAN LOSSES	350,395	57,497	632,822	208,698

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,465,503	943,764	3,683,264	2,528,488
NON — INTEREST INCOME
Customer service fees & charges	53,339	22,560	93,765	43,961
Gain on sale of SBA loans	—	—	123,423	—
Other income	167,355	12,039	485,144	62,435

TOTAL NON — INTEREST INCOME	220,694	34,599	702,332	106,396

NON — INTEREST EXPENSE
Salaries and employee benefits	817,148	494,748	1,939,806	1,378,201
Net occupancy	174,846	18,684	394,008	123,979
Furniture and equipment	80,261	40,392	219,587	129,434
Data processing	138,793	83,509	238,603	167,836
Advertising	29,984	24,343	82,331	69,666
Professional	342,538	84,953	719,221	189,307
Office supplies	18,302	13,111	53,300	39,664
Other operating	48,967	64,966	354,154	267,671

TOTAL NON — INTEREST EXPENSE	1,650,839	824,706	4,001,010	2,365,758

INCOME BEFORE INCOME TAXES	35,358	153,657	384,586	269,126

INCOME TAX PROVISION	22,134	(231,319)	161,949	(210,825)

NET INCOME	$13,224	$384,976	$222,637	$479,951

Earnings per share	$0.01	$0.37	$0.20	$0.46

Diluted earnings per share	$0.01	$0.35	$0.19	$0.44

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Common Stock no par value;				Accumulated
	10,000,000 shares authorized		Paid Stock		Other	Total
	Shares		Subscriptions	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Amount	Deficit	Income(Loss)	Equity
Balance, January 1, 2004	1,037,298	$10,754,630	—	$(1,065,744)	$7,356	$9,696,242
Net income				479,951		479,951
Unrealized losses on investment securities					(10,959)	(10,959)

Total comprehensive income						468,992

Balance, September 30, 2004	1,037,298	$10,754,630	—	$(585,793)	$(3,603)	$10,165,234

Balance, January 1, 2005	1,037,498	$10,756,630	—	$(447,104)	$(10,034)	$10,299,492
Comprehensive income:
Net income				222,637		222,637
Unrealized losses on investment securities					(21,516)	(21,516)

Total comprehensive income						201,121
Stock issued as part of Celtic asset purchase	53,613	831,000				831,000
Stock issued as part of offering	580,265	8,137,803				8,137,803
Paid Stock Subscriptions-Shares not issued			$2,999,979			2,999,979
Warrants exercised	250	3,750				3,750
Repurchase of Organizational Shares Issued	(200)	(2,000)				(2,000)

Balance, September 30, 2005	1,671,426	$19,727,183	$2,999,979	$(224,467)	$(31,550)	$22,471,145

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP
STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$222,637	$479,951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	632,822	208,698
Depreciation and amortization	305,948	88,131
Amortization of deferred loan fees	(168,478)	(166,938)
Gain on sale of SBA loans	(123,423)	—
Change in:
Deferred tax assets	138,552	(232,095)
Accrued interest receivable and other assets	(300,699)	(17,533)
Accrued interest payable and other liabilities	760,696	159,906

Net cash provided by operating activities	1,468,055	520,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(388,585)	(5,193,735)
Proceeds from sales of premises and equipment		19,986
Net change in interest bearing deposits at banks	(307,909)	—
Purchase of common stock substantially restricted	(145,600)	(143,400)
Sales, maturities and paydowns of securities available-for-sale	936,300	2,044,905
Purchases of securities available-for-sale	(1,751,219)	(2,836,411)
Proceeds from sale of SBA loans	1,776,104
Net change in loans	(32,765,443)	(18,162130)
Net cash used for purchase of Celtic Capital Corporation	(3,697,551)	—

Net cash used for investing activities	(36,343,903)	(24,270,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit	1,763,250	—
Proceeds from overnight borrowings FHLB, net of repayments	3,000,000	3,295,000
Proceeds from warrants exercised	3,750	—
Repurchase of organizational shares issued	(2,000)	—
Proceeds from issuance of common stock, net of capital raising costs	11,137,782	—
Net change in deposits	29,544,222	25,974,094

Net cash provided by financing activities	45,447,004	29,269,094

Increase in cash and cash equivalents	10,571,156	5,518,429

CASH AND CASH EQUIVALENTS BALANCE

Beginning of period	6,583,876	2,110,388

End of period	$17,155,032	$7,628,817

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes	$20,000	$28,500

Interest	$1,955,134	$785,765

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
Note 1 — The Business
     Discovery Bancorp (“Bancorp”) is the holding company for Discovery Bank (the “Bank”), headquartered in San Marcos, California, and Celtic Capital Corporation, headquartered in Santa Monica, California. On June 22, 2005, Bancorp acquired ownership of the Bank through a corporate reorganization and became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
     On August 31, 2005, Bancorp, through its wholly-owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase, were acquired. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank and $5.2 million in cash and 53,613 shares of Bancorp common stock. Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and operates as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable and inventory. The financial statements include the accounts of Celtic since the date of acquisition.
     Further, at September 30, 2005, the Company had largely completed a $12.8 million stock offering, of which $0.8 million of shares were issued as part of the Celtic asset acquisition, and received net proceeds of approximately $ 11.1 million. As of November 8, 2005, the Company closed its public offering registered on Form SB-2 and has issued a total of 827,425 shares of its common stock.
     Bancorp is engaged in one operating segment: providing a wide range of financial services to small-and medium-sized businesses and individuals, including real estate, commercial and consumer loans through its two subsidiaries. Celtic specializes in asset-based and commercial finance lending. The Bank also specializes in asset-based and in SBA-guaranteed lending and is designated as a “Preferred Lender” by the SBA.
Note 2 — Summary of Significant Accounting Policies
     The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Annual Report of Discovery Bank (the “Bank”) for the year ended December 31, 2004, which the Company has adopted and included in its Registration Statement on Form S-4. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the management of Discovery Bancorp and subsidiaries (collectively, the “Company”), all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made.
Note 3 — Basis of presentation
     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     On June 22, 2005, all of the outstanding shares of the Bank were converted into shares of Discovery Bancorp. The consolidated financial statements as of September 30, 2005, and for the three and nine month periods then ended include Bancorp, the Bank and its premises subsidiary, and Celtic’s activities subsequent to the acquisition on August 31, 2005. The consolidated financial statements as of December 31, 2004 are derived from Bancorp’s unaudited financial statements and the audited consolidated financial statements of the Bank and its subsidiary. These consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Bank’s December 31, 2004 Annual Report to Stockholders. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
Note 4 — Stock Option Plan
     Bancorp has a stock-based employee compensation plan which replaces the stock-based compensation plan previously adopted by the Bank. Bancorp (and previously the Bank) accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock as of the grant date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (as amended by SFAS No. 148) the Company is required to disclose the pro forma effect on earnings of stock options granted, had compensation cost been recognized over the vesting period of the options based on a fair value of the options.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation. The significant assumptions used by the Company’s management in computing these amounts are disclosed in Note 12 to the Bank’s audited financial statements.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$13,224	$384,976	$222,637	$479,951
Additional compensation for fair value of stock options	(30,498)	(26,820)	(91,495)	(80,461)

Pro forma net income (loss)	$(17,274)	$358,156	$131,142	$399,490

Basic EPS:
As reported	$0.01	$0.37	$0.20	$0.46

Pro Forma	$(0.01)	$0.35	$0.12	$0.39

Diluted EPS:
As reported	$0.01	$0.35	$0.19	$0.44

Pro Forma	$(0.01)	$0.33	$0.11	$0.36

Note 5 — Earnings Per Share
     Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

	Earnings per share calculation
	For the three months ended September 30,
	2005			2004
		Weighted			Weighted
		Average			Average	Per
	Net	Shares	Per Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Basic EPS:
Income available to common shareholders	$13,224	1,303,694	$0.01	$384,976	1,037,298	$0.37
Effect of dilutive securities:
Stock options	—	58,628	—	—	64,297	$(0.02)

Diluted EPS:
Income available to common shareholders	$13,224	1,362,322	$0.01	$384,976	1,101,595	$0.35

	Earnings per share calculation
	For the nine months ended September 30,
	2005			2004
		Weighted			Weighted
		Average			Average
	Net	Shares	Per Share	Net	Shares	Per Share
	Income	Outstanding	Amount	Income	Outstanding	Amount
Basic EPS:
Income available to common shareholders	$222,637	1,120,571	$0.20	$479,951	1,037,298	$0.46
Effect of dilutive securities:
Stock options	—	59,985	$(0.01)	—	58,088	$(0.02)

Diluted EPS:
Income available to common shareholders	$222,637	1,180,556	$0.19	$479,951	1,095,386	$0.44

Note 6—Purchase of Assets and Liabilities
     On August 31, 2005, the Company, through its wholly-owned subsidiary (Celtic Merger Corp.), acquired the assets and certain liabilities of Celtic Capital Corporation for a purchase price of $5.226 million in cash and the issuance of 53,613 shares of Bancorp common stock. The value of the stock was determined to be $15.50 per share at the time of the acquisition. The source of funds for the acquisition was available cash, primarily from the partially completed August, 2005 $12.8 million common stock offering. Celtic Merger Corp. assumed the premises leases of Celtic Capital Corporation’s two offices. Celtic Merger Corp., as part of the asset purchase, also entered into certain employment and consulting agreements with Celtic Capital Corporation’s principals.
     The acquisition was accounted for using the purchase method of accounting and, accordingly, Celtic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(dollars in thousands)
Assets acquired:
Cash	$1,529
Loans	15,966
Goodwill	1,731
Other assets	98

Total assets acquired	$19,324

Liabilities assumed:
Liabilities for borrowed money	$13,214
Other liabilities	53

Total liabilities assumed	$13,267

     Goodwill of $1.7 million represents the excess of purchase price paid over the estimated fair values of the assets acquired, net of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with goodwill during the three and nine month periods ended September 30, 2005.
Note 7—Borrowings
     Celtic has a $25,000,000 revolving line-of-credit with a bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $14.9 million at September 30, 2005. The underlying loans serve as collateral for the borrowings.
Note 8— Recently Issued Accounting Pronouncements
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
     At September 30, 2005 the Company had no changes in accounting principles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Introduction.
     Discovery Bancorp (“Bancorp”) is the holding company for Discovery Bank (the “Bank”), headquartered in San Marcos, California, and Celtic Capital Corporation, headquartered in Santa Monica, California. On June 22, 2005, Bancorp acquired ownership of the Bank through a corporate reorganization and became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
     On August 31, 2005, Bancorp, through its wholly-owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase, were acquired. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank and $5.2 million in cash and 53,613 shares of Bancorp common stock. Celtic Merger Corp. assumed the premises leases of Celtic’s two offices. Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and continues to operates as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable and inventory. Because the business conducted by Celtic is the same as that previously conducted by Celtic Capital Corporation, Bancorp has caused Celtic to enter into employment agreements and/or consulting agreements with the Celtic Capital Corporation principals, Mark Hafner, who serves as President and Chief Executive Officer of Celtic, Alex Falo, who serves as the Vice President and Loan Manager of Celtic, and Bron Hafner, who serves as a Consultant. Each of the employment and consulting agreements provides for a term of three (3) years and contains certain restrictions that prevent or limit the contracting party from competing against Celtic.. See Notes 1 and 6 to the financial statements for additional information regarding the Celtic asset purchase.
     Further, at September 30, 2005, Bancorp had largely completed a $12.8 million stock offering, of which $0.8 million of shares were issued as part of the Celtic asset acquisition, and received net proceeds of approximately $ 11.1 million. As of November 8, 2005, Bancorp closed its public offering registered on Form SB-2 and has issued 827,425 shares of its common stock. Please refer to Bancorp’s Registration Statements on Form S-4 and SB-2 for more information regarding the holding company reorganization, the Celtic acquisition and the stock offering.
     The following discussion is designed to provide a better understanding of significant trends related to the Bancorp’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity of Bancorp, the Bank, and Celtic (collectively the “Company”). This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 2005 and September 30, 2004, and the financial condition of the Company as of September 30, 2005 and December 31, 2004. Comparisons of the three months ended September 30, 2005 to September 30, 2004, and comparisons of the nine months ended September 30, 2005 and September 30, 2004 are primarily impacted by the Company’s growth and the above mentioned acquisition and stock offering. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and to the Bank’s audited financial statements for the years ended December 31, 2004 and 2003 and the Company’s Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005.
     Our continued growth since commencement of operations in September 2001 has been the primary factor impacting profitability over the periods reflected in this discussion. Profitability for the three months ended September 30, 2005 was impacted by the Celtic acquisition as well as loan growth. However, although the Company anticipates that continued growth will further enhance the results of operations, the Company’s future results of operations could materially differ from those suggested by the forward-looking statements contained in this report or the annualized results of our operations for the three months and nine months ended September 30, 2005, depending upon changes to things such as:
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
     This Quarterly Report on Form 10-QSB contains certain forward-looking information about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements.
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
     The Company has adopted the significant accounting policies and practices of the Bank which are described in Note 1 to the Bank’s audited consolidated financial statements as of December 31, 2004. The accounting policies that involve significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company has identified the policies for allowance for loan losses, securities available for sale, and income taxes as critical accounting policies which are summarized below. Additionally, with the Celtic asset acquisition, accounting for goodwill has been identified as a critical accounting policy.
     Allowance for Loan Losses. The Company maintains an allowance for loan losses at an amount which the Company believes is sufficient to provide adequate protection against losses in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As the Company utilizes information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.
     During the time the Company holds collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although the Company has established an allowance for loan losses that the Company considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.
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

     Goodwill. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Impairment is the condition that exists when the carrying amount of the asset exceeds its implied fair value. The goodwill impairment test involves comparing the fair value of the Celtic assets and liabilities with its carrying amount, including goodwill.
     Income Taxes. The Company records provision for income taxes under the asset liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between our financial statements and our tax return. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs. We have recognized a deferred income tax asset as of December 31, 2004 and September 30, 2005, of $292,000 and $153,000, respectively. The Company evaluates such realizability based upon anticipated tax income from forecast models.
General.
     The Company earned $13,224 for the three months ended September 30, 2005 and $222,637 for the nine months ended September 30, 2005. This compares to earnings of the Company of $384,976 and $479,951 for the same periods in 2004. Before tax earnings for the three months ended September 2005 also declined. Increases in net interest income from continued loan growth and non-interest income were more than offset by one time expenses associated with the Celtic asset acquisition. These one time expenses include $234 thousand for setting up an initial loss reserve related to the Celtic loan portfolio and $106 thousand in acquisition costs. In addition, during 2004 the Company recognized the deferred tax asset, which had previously been reduced by a valuation allowance, which increased net income.
     Before tax income for the nine months ended September 2005 increased over the same period in 2004 due primarily due to loan growth combined with an increase in rental income and gain on sale of SBA loans, partially offset by the previously noted Celtic asset acquisition expenses and increased professional expenses. Again, however, net income declined from 2004, during which the Company recognized the deferred tax asset, which had previously been reduced by a valuation allowance.
     Effective December 15, 2004, the Bank terminated the lease agreement for the premises at 1145 San Marino Dr. and relocated its main office to 338 Via Vera Cruz, San Marcos. The new premises consist of a two story commercial building with approximately 28,000 square feet of usable space. The Bank occupies approximately 13,000 square feet with the remaining space leased on a short-term basis. The building was purchased by the Bank’s subsidiary, San Marcos Building, LLC, for $4,950,000 with escrow closing on July 22, 2004. The subsidiary is wholly-owned by the Bank.
     Total assets increased $60.5 million or 61.0%, to $159.7 million at September 30, 2005, from $99.2 million at December 31, 2004. Loans, net of unearned income, increased 58.4% to $128.3 million at September 30, 2005, from $81.0 million at December 31, 2004. $21.0 million and $17.9 million of the increases in total assets and Loans, net, respectively related to the Celtic. The increases in total assets and loans were primarily funded by a $29.5 million increase in deposits to $109.2 million at September 30, 2005, from $79.7 million at December 31, 2004. In addition, beginning September 1, 2005, $15.0 million was funded through a line of credit to support the newly acquired Celtic loans.
     Stockholders’ equity was $22.5 million at September 30, 2005, compared to $10.3 million at December 31, 2004. The increase reflects the largely completed $12.0 stock offering, net of offering costs, and continued profitability during the period. $6.1 million of the stock offering was invested as capital into the Celtic wholly-owned subsidiary.
     The following sections present various tables reflecting the Company’s results of operations and financial condition for the periods ended September 30, 2005 and December 31, 2004. Bank averages and rates have been calculated using daily averages. Celtic interest bearing assets and liabilities averages and rates have been calculated using daily averages. Monthly averages were used for the balance of Celtic’s assets and liabilities, Bancorp and the building company; however, these balances do not impact interest-earning assets or interest-bearing liabilities. Further, management believes the impact of using monthly versus daily average balances for these items is not material. No assurance can be given that the annualized rates and results of operations for the three and nine months ended September 30, 2005 is indicative of the rates and results of operations that may be expected for the year ending December 31, 2005.
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

	Three Months Ended September 30,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid[1]	Balance	Expense	Paid[1]
	(dollars in thousands)
Assets
Investment securities	$3,594	$39	4.31%	$2,209	$24	4.31%
Interest-bearing deposits	3,241	26	3.24%	2,771	16	2.15%
Federal funds sold	9,952	88	3.49%	5,078	18	1.48%
Loans, net[2]	113,298	2,531	8.86%	76,006	1,270	6.63%

Total Interest-Earning Assets	130,085	2,684	8.19%	86,064	1,328	6.12%
Noninterest-earning assets	12,402			7,258

Total Assets	$142,487			$93,322

Liabilities
Transaction and NOW accounts	$7,467	19	1.01%	$7,976	33	1.64%
Savings and money market	21,375	124	2.30%	17,828	61	1.36%
Time deposits	60,594	542	3.55%	37,541	211	2.23%
Borrowings	16,273	183	4.45%	5,763	22	1.51%

Total Interest-Bearing Liabilities	105,709	868	3.26%	69,108	327	1.88%

Demand deposits	19,945			14,067
Other liabilities	933			279

Total Liabilities	126,587			83,455
Shareholders’ Equity	15,900			9,867

Total Liabilities and Shareholders’ Equity	$142,487			$93,322

Net interest income & margin[3]		$1,816	5.54%		$1,001	4.61%

Net interest spread[4]			4.93%			4.24%
Return on Average Assets			0.04%			1.65%
Return on Average Equity			0.33%			15.61%
Average Equity to Average Assets Ratio			11.2%			10.6%
     Three Months Ended September 30, 2005 and 2004. Average interest-earning assets increased to $130.1 million ($5.4 million relates to Celtic) during the three months ended September 30, 2005, from $86.1 million during the same period in 2004. The average yield on these assets increased to 8.19% (7.52% excluding Celtic) from 6.12%.

Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $105.7 million ($4.5 million relates to Celtic) during the three months ended September 30, 2005, from $69.1 million during the same period in 2004. The average rate paid on interest-bearing liabilities increased to 3.26% (3.10% excluding Celtic) for the three months ended September 30, 2005, from 1.88% for the same period in 2004. The increase in the yield on interest-earning assets resulted from interest rate increases during the second quarter of 2005 and additional prime rate increases in the current quarter. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 41.8% for the three months ended September 30, 2005 to $19.9 million from $14.1 million for the same period in 2004.
     Net interest income for the three months ended September 30, 2005, was $1,816,000, which increased $815,000, or 81.4%, ($572,000, or 57.1% excluding Celtic) over the same period in the prior year. Our net interest margin increased 93 basis points to 5.54% (39 basis points to 5.00% excluding Celtic) for the three months ended September 30, 2005, compared to 4.61% for the same period in 2004. The net interest margin increase resulted from the repricing lag between interest bearing deposits and loans in a rising rate market and the positive impact from the investment of the stock offering proceeds.

[1]	The ratios have been annualized.

[2]	Average loans are net of unearned loan fees and allowances for loan losses. Unearned loan fees were $347,000 ($100,000 relates to Celtic) and $183,000 at September 30, 2005 and 2004, respectively. Allowances for loan losses were $1,387,000 and $969,000 at September 30, 2005 and 2004, respectively. Interest income from loans includes loan fees of $46,000 ($16, 000 relates to Celtic) and $52,000 for the three months ended September 30, 2005 and 2004, respectively.

[3]	Net interest income as a percentage of average interest-earning assets.

[4]	Net interest spread is the absolute difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

	Nine Months Ended September 30,
	2005			2004
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid[1]	Balance	Expense	Paid[1]
	(dollars in thousands)
Assets
Investment securities	$3,372	$109	4.33%	$2,139	$61	3.80%
Interest-bearing deposits	2,995	61	2.74%	2,605	42	2.15%
Federal funds sold	7,891	187	3.16%	3,293	31	1.25%
Loans, net[2]	100,222	6,019	8.03%	69,066	3,415	6.59%

Total Interest-Earning Assets	114,480	6,376	7.45%	77,103	3,549	6.13%
Noninterest-earning assets	11,246			4,628

Total Assets	$125,726			$81,731

Liabilities
Transaction and NOW accounts	$6,991	52	1.00%	$6,631	66	1.33%
Savings and money market	20,768	335	2.16%	13,662	146	1.42%
Time deposits	55,385	1,360	3.28%	35,023	561	2.13%
Borrowings	11,617	313	3.60%	3,966	39	1.31%

Total Interest-Bearing Liabilities	94,761	2,060	2.91%	59,282	812	1.82%

Demand deposits	18,042			12,298
Other liabilities	703			208

Total Liabilities	113,506			71,788
Shareholders’ Equity	12,220			9,943

Total Liabilities and Shareholders’ Equity	$125,726			$81,731

Net interest income & margin[3]		$4,316	5.04%		$2,737	4.73%

Net interest spread[4]			4.54%			4.31%
Return on Average Assets			0.24%			0.78%
Return on Average Equity			2.43%			6.44%
Average Equity to Average Assets Ratio			9.7%			12.2%
     Nine Months Ended September 30, 2005 and 2004. Average interest-earning assets increased to $114.5 million ($1.8 million Celtic related) during the nine months ended September 30, 2005, from $77.1 million during the same period in 2004. The average yield on these assets increased to 7.45% (7.19% excluding Celtic) for the nine months ended September 30, 2005 from 6.13% for the same period in 2004. This average yield increase was related to the prime rate which increased during the last twelve months. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $94.8 million ( $1.6 million related to Celtic) during nine months ended September 30, 2005, from $59.3 million during the same period in 2004. The average rate paid on these deposits increased to 2.91% (2.84% excluding Celtic) for the nine months ended September 30, 2005, from 1.82% for the same period in 2004. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market. Our continued percentage growth in core deposits largely kept pace with that of loan growth and helped to slow the growth in time certificate of deposit accounts over the period. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 46.7% for the nine months ended September 30, 2005 to $18.0 million from $12.3 million for same period in 2004.
     Net interest income for the nine months ended September 30, 2005, was $ 4,316,000, which increased $1,579,000, or 57.7% ($1,336,000, or 48.8% excluding Celtic), over the same period in the prior year. Our net interest margin increased 31 basis points (10 basis points excluding Celtic) to 5.04% (4.83% excluding Celtic) for the nine months ended September 30, 2005, compared to 4.73% for the same period in 2004. The increase in net interest margin was the result of repricing timing between loans and deposits in a rising rate market, and the beginning impact from the stock offering proceeds.

[1]	The ratios have been annualized.

[2]	Average loans are net of unearned loan fees and allowances for loan losses. Unearned loan fees were $347,000 ($100,000 relates to Celtic) and $183,000 at September 30, 2005 and 2004, respectively. Allowances for loan losses were $1,631,000 and $969,000 at September 30, 2005 and 2004, respectively. Interest income from loans includes loan fees of $184,000 ($16, 000 relates to Celtic) and $191,000 for the nine months ended September 30, 2005 and 2004, respectively

[3]	Net interest income as a percentage of average interest-earning assets.

[4]	Net interest spread is the absolute difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005 Compared to the Three Months			2005 Compared to the Nine Months
	Ended September 30, 2004			Ended September 30, 2004
	Increase (Decrease) Due To Change In			Increase (Decrease) Due To Change In
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Interest-Earning Assets
Investment securities	$15	$0	$15	$35	$13	$48
Interest-earning deposits	3	8	11	7	12	19
Federal funds sold	19	51	70	43	113	156
Loans	622	638	1,260	1,534	1,069	2,603

Total Interest Income	659	697	1,356	1,619	1,207	2,826

Interest-Bearing Liabilities
Transaction and Now Accounts	(2)	(12)	(14)	3	(17)	(14)
Savings and Money Market	12	51	63	76	113	189
Time Deposits	130	201	331	325	474	799
Borrowings	40	121	161	75	199	274

Total Interest Expense	180	361	541	479	769	1,248

Net Interest Income	$479	$336	$815	$1,140	$439	$1,579

Investments.

     In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, the Company purchases United States Treasury and Agency securities and other investments. Sales of Federal Funds and short-term loans to other banks are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. None of our securities are pledged to meet security requirements imposed as a condition to receipt of public fund deposits or for other purposes. Our policy is to stagger the maturities of our investments to meet our overall liquidity requirements.
     At September 30, 2005 and December 31, 2004 our investment portfolio consisted of U.S. Agency securities and mutual funds. All of our securities are classified as available-for-sale. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.
     The following tables summarize the amounts and the distributions of our investment securities as of the dates indicated:
Investment Portfolio

	September 30, 2005				December 31, 2004
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-Sale:
Obligations of US Govt. Agency Book	$3,531	—	($32)	$3,499	$2,716	—	($10)	$2,706

Total	$3,531	—	($32)	$3,499	$2,716	—	($10)	$2,706

     As of September 30, 2005 and December 31, 2004, the Bank also owned $60,000 in Pacific Coast Bankers’ Bancorp common stock. In addition, as of September 30, 2005 and December 31, 2004, the Bank also owned $569,000 and $423,000, respectively, in Federal Home Loan Bank stock.
Loans
     Loan Categories. The following table sets forth the components of total net loans outstanding in each category for the Company at the dates indicated :

	September 30,		December 31,
	2005		2004
		Percent of		Percent of
	Amount	Total	Amount	Total
	(dollars in thousands)
Loan Category
Real estate loans:
Construction loans	$26,976	21%	$10,420	13%
Real estate 1st trust deeds	39,531	31	36,716	45
Other real estate mortgage	2,838	2	2,528	3

Total real estate	69,345	54	49,664	61
Business secured loans	51,873	40	24,855	31
Business unsecured loans	1,702	1	1,147	1
Consumer and other	5,745	5	5,546	7

	September 30,		December 31,
	2005		2004
		Percent of		Percent of
	Amount	Total	Amount	Total
	(dollars in thousands)
Total Loans	128,665	100%	81,212	100%
Less deferred loan income	(350)		(177)
Less allowance for loan losses	(1,631)		(998)

Net Loans	$126,684		$80,037

     The Company provides a variety of credit products to meet the needs of borrowers in our service area. The Company offers both secured and unsecured loans for working capital, equipment acquisition, expansion, purchase or improvement of real property, as well as seasonal loans and lines of credit. The Company maintains a portfolio of interim construction loans. Other real estate loans primarily consist of commercial loans secured by real estate collateral and “mini-perm” real estate financing. Commercial loans are made available to business and professional customers. Consumer loans are offered for a variety of personal, family household needs, including automobiles, home equity loans and unsecured revolving lines of credit.
     The Company’s loan portfolio has consistently increased since the Bank commenced operations in September 2001. And furthermore, the Company also had the positive addition of Celtic’s $16 million in business secured loans effective September 1, 2005. The Bank’s loan growth is the result of increased lending in our immediate market area and the opening of an additional banking office in Poway in 2004, which services the nearby communities of Poway, Carmel Mountain, Rancho Bernardo, Rancho Penesquitos, Ramona and Scripps Ranch. In addition, our increasing lending limits that result from the growth of our capital allows us to make larger loans. The size of a loan that a bank can make is limited by regulation to a percentage of the institution’s regulatory capital.
     The Company does not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table above. The Company has not made loans to any foreign entities. In addition, the Company has not made any loans to finance leveraged buyouts or for highly leveraged transactions.
     Loan Origination and Underwriting. Our primary lending emphasis is in construction, commercial real estate and business loans, including SBA loans. Major credit risk factors for all categories of loans include: changes in national and local economic conditions; the experience, ability and depth of our lending staff; changes in the quality of our internal and external loan review systems; and the impact of certain external factors such as competition, legal and regulatory changes. For construction and other real estate related loans, additional major risk factors include: changes in the valuation of real property; increases in commercial, industrial and retail vacancy rates; market absorption levels; excess market supply; and rising interest rates. To address these credit risks, all loan requests require preparation of a credit commitment report that details the purpose of the loan, terms, repayment source, collateral, and credit rating of the borrower and a general description of the borrower’s background and/or business. The loan request is then subjected to various levels of review to assure that larger loans are reviewed by more experienced lenders and/or the Bank’s loan committee. The Bank’s loan policy establishes criteria for various types of loans, such as loan to collateral value ratios or loan to debt ratios. Further, the Bank utilizes outside loan reviewers to review and assess the loans made on an ongoing basis.
     Celtic originates business loans that are collateralized primarily by personal property. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower’s financial condition and the borrower’s capacity to repay the loan. Celtic attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, Celtic monitors and restricts its credit exposure in specific industries and geographic areas.
     Current appraisals or evaluations, insurance and perfected liens are generally required for any collateral taken on loans.
     Loan Commitments. In the normal course of business, the Company maintains outstanding loan commitments to extend credit. The Company uses the same credit policies in making loan commitments as the Company does in extending loans to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. The types of collateral held varies, but may include accounts receivable, inventory, property, equipment and residential and income producing commercial properties. The Company had unfunded loan commitments, including standby letters of credit, totaling $34.0 million ($2.6 million related to Celtic) and $22.4 million at September 30, 2005 and December 31, 2004, respectively, primarily consisting of commercial, construction and equity lines of credit. Based upon the Company’s experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to, economic conditions.
     Non-Performing Assets. It is our policy to place loans on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans will be placed on non-accrual earlier if there is a reasonable doubt as to the collectibility of principal and interest. Loans which are in the process of renewal in the normal course of business or are well secured and in the process of collection will continue to accrue interest if the Company considers the risk of loss to be minimal.
     Nonperforming assets at September 30, 2005 increased $726,000 from zero at December 31, 2004, representing 0.56% of gross loans. The increase relates to one commercial real estate construction loan, for which management believes there is no loss exposure. There were no other non-accrual loans, loans past due 90 days or more, restructured loans, or impaired loans or loans that have or had a higher than normal risk of loss.
     As of September 30, 2005, the Company has identified $1,773,000 in loans on our internal watch list for special attention by our management and board of directors, of which $730,000 is guaranteed by government and other agencies. These loans reflect weakened financial conditions or evidence other factors warranting closer monitoring, but are performing in accordance with their terms.
Allowance and Provision for Loan Losses
     The Company maintains an allowance for loan and lease losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. The Company has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. The Company conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions. Until the Company has established some historical trend of losses, it relies on industry standards to compare allowance adequacy.
     Each month the Company also reviews the allowance and makes additional transfers to the allowance as needed. For the three and nine months ended September 30, 2005, the provision for loan losses was $350,000 and $633,000 ($234,000 relates to Celtic for both periods), respectively, as compared to $58,000 and $209,000, respectively, for the same periods in 2004.
     At September 30, 2005, the allowance was 1.27% of the loans then outstanding. At December 31, 2004, the allowance for loan losses was 1.23% of loans outstanding. Although the Company deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses. Adverse economic conditions, a decline in real estate values, or a significant increase in interest rates could negatively affect the construction loan business and require an increase in the provision for loan losses, which in turn, could adversely affect our future prospects, results of operations, and profitability.
     The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	September 30,		September 30,
	(unaudited)	December 31,	(unaudited)
	2005	2004	2004
	(dollars in thousands)
Outstanding loans:
End of the period	$128,665	$81,212	$79,208
Average for the period	$100,222	$71,861	$69,066
Allowance for loan losses:
Balance at beginning of period	$998	$760	$760
Loans charged off	—	—	—
Recoveries	—	—	—
Provisions charged to operating expense	633	238	209

Balance at end of period	$1,631	$998	$969

Ratios:
Net charge-offs (recoveries) to average loans	—	—	—
Allowance to loans at period end	1.27%	1.23%	1.22%

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

	At September 30, 2005
	(unaudited)		At December 31,2004
	(dollars in thousands)
		Percent of		Percent of
		Loans in	Allowance	Loans in
	Allowance for	Category to	for Loan	Category to
	Loan Losses	Total Loans	Losses	Total Loans
Real Estate:
Construction	$309	21%	$141	13%
1st Trust Deed R.E.	557	31%	373	45%
Other Real Estate	35	2%	91	3%

Total Real Estate	901	54%	605	61%
Business Secured Loans	636	40%	322	31%
Business Unsecured	22	1%	14	1%
Consumer & other	72	5%	57	7%
Unallocated allowance	—	—	—	—

Total	$1,631	100%	$998	100%

Non-Interest Income.
     Non-interest income increased $186,000 to $221,000 for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The increase was primarily the result of a $136,000 increase in rental income associated with San Marcos, LLC.
     Non-interest income increased $596,000 to $702,000 for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increase was primarily the result of a $334,000 increase in rental income associated with San Marcos, LLC and a $123,000 gain on the sale of SBA loans.
Non-Interest Expense.
     Non-interest expenses consist of salaries and related benefits, occupancy and equipment expense and other expenses. The tables below set forth the components of non-interest expenses as of the periods indicated:

	Three Months Ended September 30,
			Percentage
	2005	2004	Change
	(dollars in thousands)
Salaries and benefits	$817	$495	65.1%
Occupancy expense	175	19	821.1%
Furniture & Equipment	80	40	100.0%
Data Processing	139	84	65.5%
Advertising	30	24	25.0%
Professional fees	343	85	303.5%
Office supplies	18	13	38.5%
Other expenses	49	65	-24.6%

Total	$1,651	$825	100.2%

	Nine Months Ended September 30,
			Percentage
	2005	2004	Change
	(dollars in thousands)
Salaries and benefits	$1,940	$1,378	40.8%
Occupancy expense	394	124	217.7%
Furniture & Equipment	220	129	70.5%
Data Processing	239	167	43.1%
Advertising	82	70	17.1%
Professional fees	719	190	278.4%
Office supplies	53	40	32.5%
Other expenses	354	268	32.1%

Total	$4,001	$2,366	69.1%

     Our non-interest expenses increased by $826,000, or 100.2%, ($630,000, 76.6% excluding Celtic) for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The largest increases were in net occupancy, which increased from $19,000 to $175,000, which was attributable to the purchase of 338 Via Vera Cruz Building; and professional fees increased from $85,000 to $343,000, due to the holding company reorganization, Celtic acquisition expenses, and increased legal and accounting expenses related to new reporting requirements. Salaries and employee benefits increased from $495,000 to $817,000 related to staffing increases to support loan growth, setting up the SBA loan department and increased administrative staff and $135,000 related to Celtic.
     Our non-interest expenses increased by $1,635,000, or 69.1% ($1,439,000, or 60.1%, excluding Celtic), for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The largest increases were in professional fees, which increased from $190,000 to $719,000 of which $282,000 was attributable to the holding company reorganization, Celtic acquisition expenses, consulting expenses and increased legal and accounting expenses related to new reporting requirements; and net occupancy fees increased from $124,000 to $394,000 reflecting the expenses associated to the building for nine months in 2005. Salaries and benefits increased from $1,378,000 ($1,243,000 excluding Celtic) to $1,940,000 due to staff increases in line with loan growth, setting up the SBA loan department and increased administrative staff; furniture and equipment increased from $129,000 to $220,000 and data processing increased from $167,000 to $239,000 associated with the noted staff increases and loan growth.
Income Taxes.
     The Company’s effective tax rates were 62.6% and 42.1% for the three months and nine months ended September 30, 2005 and (150.5)% and (78.3)% for the three and nine months ended September 30, 2004, respectively. The increase in the effective tax rate for the nine months ended September 30, 2005 reflects the complete utilization of net operating loss carryforwards and the elimination of the valuation allowance against the deferred tax asset.
Cash and Cash Equivalents.
     Cash and cash equivalents consist of cash on hand and due from correspondent banks, Federal funds sold, and balances maintained by Celtic in a non-affiliated bank. The Bank maintains balances at correspondent banks adequate to cover daily clearings and other charges. Funds in excess of these needs are invested in overnight federal funds at correspondent banks. Cash and cash equivalents were $17.2 million at September 30, 2005 and $6.6 million at December 31, 2004. The increase from December 31, 2004 to September 30, 2005 was to provide liquidity as our asset size increased and $5.1 million in proceeds from the stock offering.

Deposits.
     Deposits represent our primary source of funds to support our various lending and investment activities. Substantially all of our deposits are from individuals and businesses within our service area. The Bank has utilized brokered deposits from time to time, but they have never exceeded 20% of total deposits. The Bank has no known foreign deposits. Celtic does not accept deposits.
     The following table sets forth the maturity of time certificates of deposit of $100,000 or more at September 30, 2005:

September 30, 2005
(unaudited)
(dollars in
thousands)
Three months or less	$2,368
Over three to six months	27,932
Over six to twelve months	—
Over twelve months	104

Total	$30,404

Borrowings.
     Federal Home Loan Bank Advances at December 31, 2004 totaled $9,000,000, the highest outstanding during the year, with a rate of 2.35%. Average borrowing for the year ended December 31, 2004 was $4,723,000, with a weighted average rate of 1.59%. Federal Home Bank Loan Advances at September 30, 2005 totaled $12,000,000, the highest during the period, at a variable advance rate ranging from 3.32% to 4.01%. Average FHLB borrowing for the nine month period ended September 30, 2005 was $10.1 million with a weighted average rate of 3.13%. All advances are open-end overnight borrowings to supplement liquidity and are repaid during the periods when liquidity needs are met with deposits.
     Celtic has a $25,000,000 revolving line-of-credit with a bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $14.9 million at September 30, 2005. The underlying loans serve as collateral for the borrowings.
Capital Resources.
     Under bank regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier I capital divided by average assets.

     The following table provides information regarding the Company’s and the Bank’s regulatory capital ratios at September 30, 2005 and December 31, 2004. The increase in the Company’s ratios reflects the impact of the capital stock offering. The decrease in the Bank’s ratios reflects increased asset growth. At September 30, 2005 and December 31, 2004, the Company and the Bank met or exceeded regulatory capital requirements to be considered “well capitalized,” as defined in the regulations issued by the FRB and the FDIC, and it is the Company’s and the Bank’s intention to remain “well capitalized” in the future.
Risk-based capital ratios

			“Well	Minimum
			Capitalized”	Capital
	At 9/30/05	At 12/31/04	Requirement	Requirement
Discovery Bancorp:
Total Risk-Based capital ratio	15.50%	n/a	10.00%	8.00%
Tier 1 Risk-Based capital ratio	14.35%	n/a	6.00%	4.00%
Tier 1 Leverage Ratio	14.76%	n/a	5.00%	4.00%

Discovery Bank:
Total Risk-Based capital ratio	10.00%	12.41%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	8.86%	11.30%	6.00%	4.00%
Tier 1 Leverage Ratio	8.14%	10.57%	5.00%	4.00%
Liquidity and Liquidity Management.
     Liquidity management for banks requires that funds always be available to pay deposit withdrawals and maturing financial obligations in accordance with their terms and to meet customer requests for loans. The acquisition of deposits has been our primary source of funds used to invest in earning assets. The Bank expects that deposits will continue to be the primary source of funds in future periods. The Bank emphasizes seeking demand deposits from business customers in our market area. When necessary, the Bank also pursues the higher cost time deposits, including “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. Other sources of funds have been the cash provided from operations, the proceeds of common stock sales and from borrowings.
     At September 30, 2005 and December 31, 2004, the Bank had “brokered deposits” of $16.1 million and $9.1 million, respectively. During 2005 we utilized “brokered deposits” and deposits from other financial institutions to fund our loan growth.
     To meet liquidity needs, the Bank maintains a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of September 30, 2005 and December 31, 2004, our liquidity ratio was 17.14% and 13.20%, respectively (defined as liquid assets as a percentage of deposits). Liquid assets were composed of Federal Funds sold, available-for-sale investment securities less securities that are pledged to secure treasury, tax and loan deposits and other purposes as required by law, interest-bearing deposits in other financial institutions and cash and due from banks. The Bank’s liquidity ratio at December 31, 2004 was slightly below our policy target of 15% and September 30, 2005 was above our policy target of 15%. The Bank monitors our liquidity ratios daily and since September 30, 2005, our liquidity ratios have met our policy guidelines on average. The Bank attempts to maximize its loan to deposit ratios and minimize its liquidity ratio, consistent with its liquidity needs and policy, to maximize net interest margins.
     The Bank maintains a $2.5 million line of credit with a correspondent bank for the purchase of overnight Federal funds. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow us to borrow up to 15% of our assets. As of September 30, 2005, loans and securities pledged as collateral for this facility would have allowed us to borrow up to approximately $14.0 million. These facilities have been used regularly to provide funding for loans at less cost than brokered deposits. (See “Borrowings” above.)
     Celtic has a $25,000,000 revolving line-of-credit with a non-affiliated bank. The outstanding balance was $14.9 million at September 30, 2005. The agreement provides for the non-affiliated bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%.
     The primary sources of liquidity for Bancorp, on a stand alone basis, include the receipt of dividends from the subsidiaries, borrowings, and our ability to raise capital. The ability of Bancorp to obtain funds for the payment of dividends is dependent upon the subsidiaries’ earnings. The availability of dividends from the subsidiaries is also limited by various state and federal statues and regulations. Additionally, the Celtic borrowing agreement requires Celtic to maintain certain financial covenants which may restrict the availability of dividends from Celtic. Bancorp has recently completed a public offering and raised $11.2 million. A part of the proceeds was used to repay $550 thousand of Bancorp’s borrowings and fund the $5.2 million cash portion of the Celtic acquisition. Bancorp intends to use the remainder of the proceeds to provide resources to enhance Bancorp’s capital, and provide separate working capital for Bancorp.
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
     At September 30, 2005 the Company had no changes in accounting principles.
Quantitative And Qualitative Disclosures About Market Risk

     Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit taking activities and the risk of inflation. Risk management is an important part of our operations and a key element of our overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. The Bank’s board of directors and committees meet on a regular basis to oversee the Bank’s operations. We monitor our business activities and apply various strategies to manage the risks to which we are exposed. We have adopted various policies and have empowered the committees of its board of directors with oversight responsibility concerning different aspects of operations. The Bank’s Audit Committee is responsible for overseeing internal auditing functions and for interfacing with the independent outside auditors. The Loan Committee establishes the Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority. The Loan Committee also reviews “watch list” loans and the adequacy of the Bank’s allowance for loan losses. The Asset/Liability Risk Committee establishes the Investment Policy and the Asset/Liability Policy, reviews investments made by management, and monitors the investment portfolio, interest rate risk and liquidity planning.
     Celtic’s Loan Committee also establishes its Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority. Celtic’s Loan Committee also reviews “watch list” loans and the adequacy of its allowance for loan losses.
     Credit Risk. Credit risk generally arises as a result of our lending activities and may be present with our investment activities. To manage the credit risk inherent in our lending activities, we rely on adherence to underwriting standards and loan policies as well as our allowance for loan losses. We employ frequent monitoring procedures and take prompt corrective action when necessary.
     Interest Rate Risk. Interest rate risk is the exposure of an institution’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest-earning assets and interest-bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g. three-month Treasury bill versus three-month LIBOR) and from interest-rate-related options embedded in financial products (e.g. loan prepayments, floors and caps, callable investment securities, early withdrawal of time deposits, etc).
     The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses could imply. The Bank recognizes and accept that interest rate risks are a routine part of its operations and will from time to time impact profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.
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
     The Bank’s policy quantifies acceptable gap ratios. These targets are monitored quarterly and reviewed annually by the board of directors to determine acceptable gap risks. We monitor and evaluate our gap position, but do not anticipate substantial changes in those gap ratios. Celtic loans and borrowings are prime based and will be repriced simultaneously when there is a change in the prime rate. Therefore its interest rate risk is minimal.
     We do not engage in any hedging activities and do not have any derivative securities in our portfolio.
     The Bank utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of September 30, 2005, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income and net interest margins.

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
Up 300 basis points	$7,820	24.09%
Up 200 basis points	$7,354	16.69%
Up 100 basis points	$6,851	8.70%
Base	$6,302	—
Down 100 basis points	$5,990	(4.96)%
Down 200 basis points	$5,683	(9.82)%
Down 300 basis points	$5,430	(13.83)%
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
     Since June 2004, the FRB has increased rates twelve times to 4.00%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of the money supply by the FRB to control the rate of inflation has an impact on our earnings. The changes in interest rates may also have a corresponding impact on the ability of borrowers to repay loans with us.
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
     Bancorp’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of Bancorp’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Bancorp’s disclosure controls and procedures are effective, providing them with material information relating to Bancorp as required to be disclosed in the reports Bancorp files or submits under the Exchange Act on a timely basis.
     There were no significant changes in Bancorp’s internal controls or in other factors that could significantly affect Bancorp’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Bancorp’s internal controls except as noted below.
     Like many independent financial institutions, our ability to implement our business plan is closely tied to the strengths of our chief executive officer and other senior officers. In addition, we are subject to the reporting requirements of the Securities Exchange Act of 1934, including the corporate governance requirements of the Sarbanes-Oxley Act of 2002. In early 2005 management believed that Bancorp and the Bank needed additional expertise to assist with controls over financial reporting and that a material weakness existed on a going forward basis. As a result, a new controller was hired on March 1, 2005, who assisted in the preparation of Bancorp’s amended Registration Statement on Form S-4, which was filed with the SEC in connection with the bank holding company reorganization. That individual left in early May to take another position. More recently, Bancorp’s and the Bank’s chief financial officer, Ms. Lou Ellen Ficke, tendered her resignation which was effective September 30, 2005. Therefore, management instituted a search for a new chief financial officer or similar senior financial executive and effective July 21, 2005, Mr. Martin McNabb commenced employment as Bancorp’s and the Bank’s controller. Effective October 1, 2005, upon Ms. Ficke’s departure, Mr. McNabb became the chief financial officer of Bancorp and the Bank. Mr. McNabb has hired a controller and taken additional steps to ensure appropriate controls over financial reporting are in place. Management believes these actions taken have addressed the above mentioned material weakness and that there is no longer a material weakness in the finance area on a going forward basis.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
ITEM 5. OTHER INFORMATION
     Not applicable
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit	Page
10.1	Employment Agreement – Mark Hafner	29

10.2	Employment Agreement – Alex Falo	39

10.3	Consulting Agreement – Bron Hafner	48

31.1	Certification of James P. Kelly, II	56

31.2	Certification of Martin McNabb	57

32.1	Section 1350 Certification of James P. Kelly, II	58

32.2	Section 1350 Certification of Martin McNabb	59
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Bancorp
Dated: November 16, 2005	By:	/s/ James P. Kelley, II
James P. Kelley, II,
President and Chief Executive Officer

By:	/s/ Martin McNabb
Martin McNabb,
Executive Vice President and Chief Financial Officer