Form 10KSB
period 2005-12-31
Discovery Bancorp
filed 2006-04-03
CIK 1313868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 333-122090
DISCOVERY BANCORP
(Name of small business issuer in its charter)

California	20-1814766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

338 Via Vera Cruz, San Marcos, California	92078
(Address of principal executive offices)	(Zip Code)
(760) 736-8900
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: NONE
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State issuer’s revenues for its most recent fiscal year. $10,871,150.00
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common stock held by non-affiliates as of March 28, 2006, was $27.6 million based on a closing price of $17.80 per share for the common stock, as reported on the Over-The-Counter Bulletin Board.
As of March 24, 2006, 1,871,883 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instruction E.3 of Form 10-KSB, Part III of this Annual Report on Form 10-KSB will be filed as part of an amendment to this Annual Report on Form 10-KSB. This amendment will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2005.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

DISCOVERY BANCORP
FORM 10-KSB

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-KSB contains certain forward-looking information about us, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:
•	planned acquisitions and relative cost savings cannot be realized or realized within the expected time frame;

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for loan losses;

•	competitive pressure among depository institutions increases significantly;

•	the integration of acquired businesses costs more, takes longer or is less successful than expected;

•	the possibility that personnel changes will not proceed as planned;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks;

•	general economic conditions, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

•	legislative or regulatory requirements or changes adversely affect our business;

•	changes in the securities markets; and

•	regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule.
     If any of these risks or uncertainties materializes or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. We assume no obligation to update such forward-looking statements.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
General
Discovery Bancorp
     General. Discovery Bancorp (the “Company”, “Bancorp”, “we”, or “our”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Bancorp’s principal business is to serve as a holding company for our banking subsidiary, Discovery Bank (the “Bank”), and our wholly-owned commercial finance lender, Celtic Capital Corporation (“Celtic” or the “Celtic Subsidiary”).
     Bancorp was incorporated on October 7, 2004, under the laws of the State of California, at the direction of the Board of Directors of the Bank for the purpose of becoming the Bank’s holding company. The holding company reorganization was consummated on June 22, 2005, pursuant to a Plan of Reorganization and Merger Agreement dated October 20, 2004, and each outstanding share of the Bank’s common stock was converted into one share of Bancorp’s common stock, and all outstanding shares of the Bank’s common stock were transferred to Bancorp. Further, each outstanding warrant to purchase the Bank’s common stock, issued in connection with the Bank’s 2003 Unit Offering, was converted into a warrant to purchase Bancorp’s common stock. Bancorp completed a $12 million stock offering in October 2005, the proceeds of which were used to acquire Celtic Capital Corporation, to provide capital to the Bank and for general corporate purposes. (See “—Celtic Capital Corporation” discussed below.)
Discovery Bank
     General. The Bank commenced operations as “Discovery Valley Bank” in September 2001 as a state-chartered bank. The Bank is authorized to engage in the general commercial banking business and its deposits are insured by the FDIC, up to the applicable limits of the law. The Bank is not a member of the Federal Reserve System. The Bank offers its services through its main office, which is located in San Marcos, and through a second branch office located in Poway. In January 2003, the Bank changed its name to “Discovery Bank” in order to reflect its growth beyond its initial primary market area known as the Discovery Valley. (See “—Discovery Bank—Market Area” discussed below.)
     Since opening in September 2001, the Bank has experienced consistent growth in assets and deposits while maintaining asset quality. Total assets grew from $11.8 million at December 31, 2001, to $68.3 million at December 31, 2003, to $99.2 million at December 31, 2004, and to $164.7 million at December 31, 2005. Similarly, total deposits grew from $4.9 million at December 31, 2001, to $54.2 million at December 31, 2003, to $79.7 million at December 31, 2004, and to $112.6 million at December 31, 2005.
     Products and Services Offered. The Bank offers a variety of checking, savings and money market accounts, sweep accounts, and time certificate of deposits, including IRA and KEOGH accounts. Depositors have the option of subscribing for a wide range of electronic services including ATM/debit card services. In addition, the Bank provides other incidental services customary to the banking industry.
     The Bank makes a variety of loan products available, including commercial, real estate, construction, automobile and other installment and term loans. Through affiliations with third party vendors, the Bank also provides loans for single-family mortgages and merchant card services.
     One of the Bank’s specialized banking products is asset-based loans, which are loans secured by accounts receivable, inventory and equipment. These products allow small business customers the opportunity to borrow without providing real estate collateral.
     The Bank also offers SBA-guaranteed loans and was designated a “Preferred Lender” by the SBA in 2003. Under the SBA’s Preferred Lenders Program, or PLP, loan approval, closing and most servicing and liquidation authorities are delegated to lenders such as the Bank, enabling them to process loans faster. The SBA generally approves PLP loans submitted by participating lenders in 36 hours or less. To become a PLP lender, a bank must compile a consistent record of success and exhibit a broad understanding of SBA lending policies and procedures.
     The SBA’s 7a loan program is available to businesses of almost every type, and makes a special effort to assist businesses owned by women and minorities. With the government guarantee, we can offer loan applicants greater flexibility in maturity terms and interest rates. Loan proceeds can be used for a variety of financing needs, including real estate, equipment, working capital, expansion and inventory.
     Business Strategy. The Bank’s business plan emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in its market area. The Bank’s primary market area is San Diego County. Recently the Bank was selected as an “Emerging 504 Lender” by CDC Small Business Finance Corp. for the Bank’s success in linking owners of small businesses with SBA loans and encouraging economic development activity in the North County area. The Bank markets certain of its services, such as small business loans and real estate loans, to an expanded market encompassing portions of Riverside and Orange Counties. Since the Bank is predominantly locally owned, with a local management team and board of directors charged with monitoring the financial needs of the communities served by the Bank, management believes that the Bank is in a position to respond promptly to the changing needs of its customers.
     Internet Banking Services. The Bank has its own “home page” address on the World Wide Web as an additional means of expanding its market and providing a variety of internet banking services. The Bank’s website address is: www.discovery-bank.com.
     Market Area. The Bank conducts its business through its main office located in San Marcos and through a second office located in Poway. The local area from which the Bank attracts most of its business is the City of San Marcos, the neighboring cities of Carlsbad, Escondido and Vista, as well as other cities and communities throughout San Diego County’s North County, including Carmel Mountain, Poway, Rancho Bernardo, Rancho Penesquitos, Ramona and Scripps Ranch.
     Competition. The banking business in California, generally, and in the Bank’s service areas, specifically, is highly competitive with respect to both loans and deposits and is dominated by a number of major banks that have many offices operating over wide geographic areas. The Bank competes for deposits and loans principally with these major banks, savings and loan associations, finance companies, credit unions and other financial institutions located in our market areas. Among the advantages that the major banks have over the Bank are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank’s service areas offer certain services (such as trust and international banking services) that are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits.
     Moreover, all banks face increasing competition for loans and deposits from non-bank financial intermediaries such as mortgage companies, insurance companies, credit unions and securities firms.
     In November 1999, the President signed the Gramm-Leach-Bliley Act, or the GLB Act, into law, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revised the Bank Holding Company Act of 1956 and repealed the affiliation prohibitions of the Glass-Steagall Act of 1933. Consequently, a qualifying holding company, called a financial holding company, can engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “incidental” to those financial activities. Expanded financial affiliation opportunities for existing bank holding companies are now permitted. Moreover, various non-bank financial services providers can acquire banks while also offering services like securities underwriting and underwriting and brokering insurance products. The GLB Act also expanded passive investment activities by financial holding companies, permitting investments in any type of company, financial or non-financial, through acquisitions of merchant banking firms and insurance companies.
     Given that the traditional distinctions between banks and other providers of financial services have been effectively eliminated, the Bank will face additional competition from thrift institutions, credit unions, insurance companies and securities firms. Additionally, their ability to cross-market banking products to their existing customers or the customers of affiliated companies may make it more difficult to compete. The Bank and many similarly situated institutions have not yet experienced the full impact of the GLB Act and therefore, it is not possible to determine the potential effects, if any, that the GLB Act will have on community banks in general, or on the Bank’s operations specifically.
     In order to compete, the Bank uses to the fullest extent possible the familiarity of its directors and officers with the market area and its residents and businesses and the flexibility that the Bank’s independent status will permit. This includes an emphasis on specialized services, local promotional activity, and personal contacts by directors, officers and other employees. The Bank uses advertising, including radio and newspaper ads and direct mail pieces, to inform the community of the services it offers. The Bank also utilizes emerging marketing techniques, such as the Internet, to reach target markets. In addition, directors and shareholders refer customers, as well as bring their own business. The Bank also has an active calling program where officers, including commissioned business development officers, contact targeted prospects to solicit both deposit and loan business.
     The Bank has developed programs that are specifically addressed to the needs of consumers, professionals and small-to medium-sized businesses. In the event there are customers whose loan demands exceed the Bank’s lending limits, it arranges for such loans on a participation basis with other financial institutions and intermediaries. The Bank also assists those customers requiring other services not offered by the Bank to obtain those services from correspondent banks. In addition, the Bank offers ATM services, a night depository, courier services, bank-by-mail services, merchant windows and direct deposit services.
     The Bank’s management believes that the Bank’s reputation in the communities served and personal service philosophy enhance the ability to compete favorably in attracting and retaining individual and business clients. The Bank also believes that it has an advantage over the larger national and “super regional” institutions because it is managed by well respected and experienced bankers.
     Mergers, acquisitions and downsizing have and will continue to foster impersonal banking relationships which, in turn, may cause dissatisfaction among the Bank’s targeted customer population. Moreover, larger competitors may not offer adequate personalized banking services, since their emphasis is on large volume and standardized retail products.
     The Bank faces growing competition from other community banks. These institutions have similar marketing strategies, have also been successful and provide strong evidence regarding the potential success of the community banking sector.
     Dependence on One or a Few Major Customers. The Bank has a diversified loan and deposit customer base and is not dependent on one or a few major customers.
     Employees. At December 31, 2005, the Bank had 35 full-time employees and 3 part-time employees. The Bank’s employees are not represented by any union or other collective bargaining agreement and the Bank considers its relations with its employees to be excellent.
Celtic Capital Corporation
     General. On August 31, 2005, Bancorp, through its wholly-owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender, which operated for more than 22 years from its headquarters in Santa Monica, California. Celtic Merger Corp. assumed the premises leases of Celtic’s two offices located in Santa Monica, California and in Scottsdale, Arizona. A third office in Bellevue, Washington was opened in the first quarter of 2006.
     Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and continues to operates as a commercial finance lender. The executive management team of Celtic Capital Corporation (prior to its acquisition by Bancorp) was retained and continues to serve Celtic.
     See Notes 1, 6, and 15 to the financial statements for additional information regarding the Celtic asset purchase.

     Products and Services Offered. Celtic offers a diverse range of lending products designed to accommodate an equally diverse range of companies and their needs. Each of Celtic’s loan products is aimed at enhancing immediate cash flow while allowing business owners the opportunities to grow their businesses. Celtic’s primary products include working capital financing secured by accounts receivable, inventory and equipment. As a commercial finance business, Celtic focuses on loans to companies that do not qualify for bank credit and makes loans against the liquidation value of collateral offered by the borrowing entity. Such loans are often referred to as “asset-based loans.” The Bank also conducts an asset-based loan program catering to borrowers who qualify for bank credit. In the normal course of offering lending services, the Bank’s marketing officer’s encounter lending opportunities which cannot be serviced through the Bank’s lending program, but which fit the profile of the commercial finance lender. Likewise, commercial finance lenders encounter opportunities better serviced by banks. Cross-marketing opportunities are believed to be substantial, which could serve to enhance the overall effectiveness of both businesses.
     Business Strategy. The business of Celtic had, in the past, been conducted solely for the benefit of its family owners and had been hampered by lack of capital upon which to build. We have capitalized the commercial finance business through an infusion of additional capital to Celtic and have refinanced its borrowings at lower costs than were available to the family-owned business. The managers who had been, and continue to manage Celtic’s business, have many years of experience in operating a commercial finance company. Further, Mr. Carona, as well as Mr. Dalshaug, both of whom are experienced in operating a commercial finance company in a profitable manner, have been added to Celtic’s board of directors. Management believes that with the above-mentioned funding of the commercial finance company at lower costs than available to the family-owned business, plus anticipated further reductions in certain operating expenses, together with the additional experience of the principals noted above, as well as acquiring a business that augments the business of the Bank, we will have enhanced the capacity to manage Celtic’s business in a profitable manner. We believe, therefore, and our financial forecasts would indicate, that with the improved financial structure, in addition to acquiring a commercial finance business that augments the business of the Bank, we have acquired a business which can be operated in such a fashion as to earn an attractive rate of return to Bancorp’s shareholders.
     Internet Banking Services. Celtic has its own “home page” address on the World Wide Web as an additional means of expanding its market and providing a variety of internet business services. Celtic’s website address is: www.celticcapital.com.
     Market Area. Celtic conducts its business through its main office located in Santa Monica, California and through two sales offices located in Scottsdale, Arizona, and Bellevue, Washington. The sales representative in Phoenix covers the Arizona, Colorado, New Mexico and Nevada markets while the representative in Bellevue covers the Washington, Oregon, Idaho, Utah and northern California markets. Celtic’s representative in Santa Monica covers the greater southern California market. A significant portion of the loan portfolio is in Southern California, Arizona and Colorado. The Bellevue representative is a recent addition to the sales staff.
     Competition. Celtic operates throughout California and in Arizona and recently in Washington. Many competitors offer the same commercial finance services that we offer in our service areas. These competitors include commercial finance companies, national banks, regional banks and other community banks. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans, and range and quality of products and services provided. Celtic has been successful, despite these competitive pressures, due to its focus on its core competencies which include handling difficult transactions, speed of analysis, structuring workable solutions and providing its customers with exemplary service. Additionally, there is less competition from many of the larger asset-based lenders in the primary niche Celtic serves of loans under $3 million.
     Dependence on One or a Few Major Customers. Celtic will typically have one or a few borrowers that individually represent between 8% to 12% of the total loan portfolio. This is inherent in a small commercial finance company. Celtic limits its exposure in any one transaction to not more than $2.5 million or approximately 12% of the total loan portfolio, whichever is smaller. Given the tight daily monitoring of the collateral and the collateral supporting the individual loans, Celtic has been effective at mitigating this risk, both from a loan loss perspective and a loss of business perspective.
     Employees. At December 31, 2005, Celtic had 12 full-time employees. Celtic employees are not represented by any union or other collective bargaining agreement and the Celtic considers its relations with its employees to be excellent.
Recent Accounting Pronouncements
     Information on recent accounting pronouncements is contained in Footnote 1 to the Consolidated Financial Statements.
Supervision and Regulation
     Introduction
     Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposition Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of Bancorp and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, or the FRB, the Federal Deposit Insurance Corporation, or the FDIC, and the California Department of Financial Institutions, or the DFI.
     The system of supervision and regulation applicable to banks governs most aspects of the business of Bancorp and the Bank, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.
     From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact Bancorp and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of Bancorp and the Bank.
     Discovery Bancorp
     General. As a bank holding company, Bancorp is registered under the Bank Holding Company Act of 1956, as amended, or the BHCA, and is subject to regulation by the FRB. According to FRB policy, Bancorp is expected to act as a source of financial strength for the Bank, to commit resources to support it in circumstances where Bancorp might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the FRB. Bancorp is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the FRB.
     Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, Bancorp and the Bank are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.
     Bank Holding Company Liquidity. Bancorp is a legal entity, separate and distinct from the Bank and Celtic. Bancorp has the ability to raise capital on its own behalf or borrow from external sources. Bancorp may also obtain additional funds from dividends paid by, and fees charged for services provided to, the Bank and Celtic. However, regulatory and legal constraints on the Bank and Celtic may restrict or totally preclude the payment of dividends to Bancorp.
     Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; or (c) net income or the bank’s current fiscal year.
     If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Since the Bank is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.
     California Corporations Code Section 500 permits Celtic to pay a dividend to its shareholders (Bancorp) only to the extent that Celtic has retained earnings and, after the dividend, Celtic’s (i) assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and (ii) current assets would be at least equal to current liabilities. As a licensed commercial finance lender, Celtic’s ability to pay dividends may be subject to certain regulatory limitations as well.
     Transactions With Affiliates. Bancorp and any of its subsidiaries are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Bancorp and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.
     Limitations on Business and Investment Activities. Under the BHCA, a bank holding company must obtain the FRB’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; (iii) or merging or consolidating with another bank holding company.
     The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.
     In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” Bancorp, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit; (iii) performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances; (iv) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations; (v) acting as investment or financial advisor; (vi) providing management consulting advise under certain circumstances; (vii) providing support services, including courier services and printing and selling MICR-encoded items; (viii) acting as a principal, agent, or broker for insurance under certain circumstances; (ix) making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents; (x) providing financial, banking, or economic data processing and data transmission services; (xi) owning, controlling, or operating a savings association under certain circumstances; (xii) selling money orders, travelers’ checks and U.S. Savings Bonds; (xiii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and (xiv) underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.
     Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. Bancorp has not elected to qualify for these financial activities.
     Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to Bancorp or any subsidiaries; or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.
     Capital Adequacy. Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “SUPERVISION AND REGULATION — First Regional Bank — Regulatory Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk-weighted assets and on total assets, without regard to risk weights.
     The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.
     Limitations on Dividend Payments. California Corporations Code Section 500 allows Bancorp to pay a dividend to its shareholders only to the extent that Bancorp has retained earnings and, after the dividend, Bancorp’s (i) assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and (ii) current assets would be at least equal to current liabilities.
     Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.
     The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002, or the SOX, became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Securities Exchange Act of 1934. The SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements. It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several infamous companies in 2001-2002, such as Enron.
     The SOX’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including Bancorp (collectively, “public companies”). In addition to SEC rulemaking to implement the SOX, The Nasdaq National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with Bancorp’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is and has been deemed a “financial expert’ (as such term is defined by the SEC) or if not, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.
     As a result of the SOX, and its implementing regulations, Bancorp has incurred substantial cost to interpret and ensure compliance with the law and its regulations.
     Discovery Bank
     General. The Bank is extensively regulated under both federal and state law.
     The Bank, as a California state chartered bank which is not a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FDIC. The Bank’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business. California law exempts all banks from usury limitations on interest rates.
     Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Bank is required to maintain certain levels of capital.
     Regulatory Capital Guidelines. The federal banking agencies have established a risk-based and a leverage measure of capital adequacy. These capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. The capital adequacy standards are expressed in five classifications. These are “critically undercapitalized,” “significantly undercapitalized,” “undercapitalized,” “adequately capitalized” and “well capitalized.” Banks that are less than adequately capitalized are subject to various enforcement actions intended to increase the capital levels and are typically prohibited from certain actions such as acquiring another financial institution. Banks that are adequately capitalized are subject to monitoring by the regulatory agencies and also subject to limitations in certain activities, such as acquiring another financial institution. Banks that are well capitalized are generally free of regulatory limitations or enforcement actions. The capital adequacy guidelines are expressed in three measures:
a. Total capital to total risk-weighted assets.
b. Tier 1 capital to total risk-weighted assets.
c. Leverage capital (Tier 1 capital to average assets).
     Under the regulations, a bank shall be deemed to be:
•	“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•	“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•	“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of the sum of two components,
Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. Risk-weighted assets are computed by taking all balance sheet assets as well as off-balance sheet assets and assigning them to one of several risk categories. The aggregate dollar value of the amount in each category is then multiplied by the risk weight assigned to that category to determine total risk-weighted assets. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The result of these capital standards is to influence banks to invest in less risky assets and to control growth in total assets.
     The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Bank and Bancorp as of December 31, 2005:

	Adequately	Well		Bancorp
	Capitalized	Capitalized	Discovery Bank	(consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	11.33%	14.73%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.17%	13.57%
Tier 1 leverage capital ratio	4.00%	5.00%	9.92%	13.45%
     As of December 31, 2005, management believes that Bancorp’s capital levels met all minimum regulatory requirements and that the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.
     Prompt Corrective Action and Regulatory Enforcement. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established the risk-based capital adequacy guidelines that are discussed above. Federal bank regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.
     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulatory agency. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with approval from its federal banking regulatory agency. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2005, the Bank is considered “well capitalized” based on the most recent notification by its primary regulator.
     In addition to measures taken under the prompt corrective action provisions, banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.
     The DFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties. In addition, the DFI has the authority to close a California-chartered bank if its tangible shareholders’ equity falls below the greater of 3% of total assets or $1,000,000.
     Federal Deposit Insurance Premiums. The Bank is required to comply with the capital adequacy standards established by the FDIC. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
     The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.
     Under the risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. After being assigned to a particular capital category, a bank is classified into one of three supervisory categories. The three supervisory categories are:
•	Group A — financially sound with only a few minor weaknesses;

•	Group B — demonstrates weaknesses that could result in significant deterioration; and

•	Group C — poses a substantial probability of loss.
     The capital ratios used by the FDIC to define “well-capitalized,” “adequately capitalized” and “undercapitalized” are the same as in the prompt corrective action regulations, discussed below.
     Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The current deposit insurance system will remain in effect until the effective date of final regulations implementing the FDI Reform Act (discussed below).

     The current assessment rates are summarized below, expressed in terms of cents per $100 in insured deposits:

	Assessment Rates
	Supervisory Group
Capital Group	Group A	Group B	Group C
Well capitalized	0	3	17
Adequately capitalized	3	10	24
Undercapitalized	10	24	27
     On February 8, 2006, President Bush signed into law The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDI Reform Act represents the most significant reform in the deposit insurance system in decades. The FDI Reform Act will (i) merge the Bank Insurance Fund (or BIF) and the Savings Association Insurance Fund (or SAIF) (the new combined fund will be called the Deposit Insurance Fund or DIF), (ii) index the $100,000 insurance level to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increase deposit insurance coverage for retirement accounts to $250,000, which will also be subject to the every five years adjustment process, (iv) offer credits to banks that historically have capitalized the FDIC which can be used to offset premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums), (v) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopt the historical basis concept for distributing the aforementioned one-time credit and dividends (each bank’s historical basis will be determined by a formula that involves looking back to the institution’s assessment base in 1996 and adding premiums paid since that time) and (vii) authorize revisions to the current risk-based system for assessing premiums. The deadline for merging the BIF and the SAIF into the DIF is July 1, 2006. Final rules for the remaining provisions are scheduled to become effective by no later than November 5, 2006.
     While the FDI Reform Act assumes continuation of the FDIC’s current system for calculating an institution’s assessment based on (i) the probability the institution will cause the insurance fund to incur a loss, (ii) the likely amount of any such loss, and (iii) the revenue needs of the insurance fund, the amount of future premiums and assessment rates that the Bank will have pay into the DIF will depend on the final regulations to be adopted by the FDIC. While management cannot make final determination of the impact of the FDI Reform Act until the implementing regulations are finalized, management currently believes that the implementation of the FDI Reform Act will not have a material effect on the business and earnings of the Bank.
     Money Laundering and Currency Controls. Various federal statutory and regulatory provisions are designed to enhance record-keeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil money penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.
     The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the Patriot Act (discussed below), authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.
     The Treasury Department’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

     Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act, was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering certain regulatory applications. The Bank has augmented its systems and procedures to comply. The Bank believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Bank.
     Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.
     The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “Outstanding” to a low of “Substantial Noncompliance.”
     The Bank had a CRA rating of “Satisfactory” as of its most recent regulatory examination.
     Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank’s primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on Bancorp as of December 31, 2005.
     Other Consumer Laws and Regulations. Although California exempts banks from usury limitations on interest rates, interest rates and other charges collected or contracted for by a bank are subject to federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act of 2003 (formerly the Soldiers’ and Sailors’ Civil Relief Act of 1940) a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Fair and Accurate Credit Transactions Act of 2004, governing the use of provision of customer information to credit reporting agencies, responding to complaints of inaccurate information contained in a customer’s credit bureau database, providing for procedures to deal with fraud and identity theft and using medical information as a basis in a decision to grant credit; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.
     In addition to these federal laws, the State of California has passed a number of lending regulations intended to protect consumers governing such areas as permissible interest rates and predatory lending.
     The Bank’s deposit operations are subject to the:
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     Safeguarding of Customer Information and Privacy. The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with such requirements.
     Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank’s policies and procedures. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.
     Other Aspects of Banking Law. The Bank is also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.
     Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. As an example, the Fair and Accurate Credit Transactions Act of 2004 noted above contains a number of components for which there are presently no related regulations. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.
     Impact of Monetary Policies. Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate earned by a bank on its loans, securities and other interest-earning assets comprises the major source of the bank’s earnings. These rates are highly sensitive to many factors which are beyond the bank’s control and, accordingly, the earnings and growth of the bank are subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession, and unemployment; and also to the influence of monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by:
•	its open-market dealings in United States government securities;

•	adjusting the required level of reserves for financial institutions subject to reserve requirements;

•	placing limitations upon savings and time deposit interest rates; and

•	adjustments to the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.
     The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect market interest rates. Since January 2001 the FRB has decreased interest rates numerous times, reducing the overnight “Federal Funds” rate from 6.50% to as low as 1.00%, the lowest level in over four decades. Since June 2004, the FRB has reversed direction and steadily increased rates to 4.75%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.
Celtic Capital Corporation
     As a California commercial finance lender, Celtic is subject to supervision and regulation by various governmental authorities, including the California Department of Corporations. Celtic’s business operations are subject to various laws and judicial and administrative decisions imposing certain requirements and restrictions, which, among other things may: (i) regulate credit granting activities, including establishing licensing requirements in some jurisdictions; (ii) regulate mortgage lending activities, including establishing state licensing requirements; (iii) establish the maximum interest rates, finance charges and other fees Celtic may charge its clients; (iv) govern secured transactions; (v) require specified information disclosures to Celtic’s clients; (vi) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (vii) prohibit discrimination in the extension of credit and administration of Celtic’s loans; and (viii) regulate the use and reporting of information related to a client’s credit experience. These regulations and governmental oversight indirectly affect Celtic’s business and earnings.
Conclusion
      Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

Available Information
     The public may read and copy any materials Bancorp files with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of Bancorp’s filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to: Martin McNabb, Executive Vice President and Chief Financial Officer, 338 Via Vera Cruz, San Marcos, California 92078, telephone number (760) 736-8900.
     We have adopted a written code of ethics that applies to all directors, officers and employees of Bancorp, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics is also available upon request, at no charge. Requests for copies should be directed to: Martin McNabb, Executive Vice President and Chief Financial Officer, 338 Via Vera Cruz, San Marcos, California 92078, telephone number (760) 736-8900.
RISK FACTORS
     Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. You should know, however, that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-KSB.
     We have a Limited Operating History and We Do Not Have a Sustained History of Profitability. The Bank commenced operations on September 19, 2001 and has been profitable, on an annual basis, only since 2003. Therefore, we have a limited operating history and do not have a sustained history of profitability. We still remain subject to the risks inherently associated with a new business enterprise, in general, and a new financial institution, in particular, such as untested systems and management in a full range of economic conditions.
     We Face Limits on Our Ability to Lend. The Bank’s legal lending limit as of December 31, 2005, was approximately $4.0 million for secured loans and $2.4 million for unsecured loans. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our legal lending limit affects our ability to seek relationships with the region’s larger and more established businesses. Through our previous experience and relationships with a number of the region’s other financial institutions, we are generally able to accommodate loan amounts greater than our legal lending limit by selling participations in those loans to other banks. However, we cannot assure you of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.
     Declines in Real Estate Values Could Materially Impair Our Profitability and Financial Condition. As of December 31, 2005, a significant portion of our loan portfolio (54% of our loan portfolio) consists of commercial real estate and construction loans secured by real estate collateral. A substantial portion of the real estate securing these loans is located in San Diego County. Real estate values are generally affected by factors such as:
•	the socioeconomic conditions of the area where the real estate collateral is located;

•	fluctuations in interest rates;

•	property and income tax laws;

•	local zoning ordinances governing the manner in which real estate may be used; and

•	Federal, state and local environmental regulations.
     Declines in real estate values could significantly reduce the value of the real estate securing our loans and could increase the likelihood of defaults. Moreover, if the value of real estate collateral declines to a level that is not sufficient to provide adequate security for the underlying loans, we will be required to make additional loan loss provisions which, in turn, will reduce our profits and could negatively affect our capital. Finally, if a borrower defaults on a loan secured by real estate, we may be forced to foreclose on the property and carry it as a nonperforming asset, which, in turn, reduces our net interest income.
     Changes in Economic Conditions, in Particular an Economic Slowdown in Southern California, Could Hurt our Business Materially. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Substantially all of our business comes from Southern California and particularly San Diego County. A deterioration in economic conditions, whether caused by national concerns or local concerns, in Southern California could result in the following consequences, any of which could hurt our business materially:
•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	low cost or noninterest-bearing deposits may decrease; and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
     Our Future Growth May Be Hindered If We Do Not Raise Additional Capital. Bank holding companies and banks are required by law and regulation to meet capital adequacy guidelines and maintain their capital to specified percentages of their assets. A failure to meet these guidelines will limit our ability to grow and could result in banking regulators requiring us to increase our capital or reduce our loans and other earning assets. Therefore, in order for us to continue to increase our earning assets and net income, we may be required, from time to time, to raise additional capital. We cannot assure you that additional sources of capital will be available or, if it is, that it will be available on terms reasonable to us.
     We Have a Continuing Need to Adapt to Technological Changes. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology allows us to:
•	serve our customers better;

•	increase our operating efficiency by reducing operating costs;

•	provide a wider range of products and services to our customers; and

•	attract new customers.
     Our future success will partially depend upon our ability to successfully use technology to provide products and services that will satisfy our customers’ demands for convenience, create additional operating efficiencies, and respond to regulatory changes. Our larger competitors already have existing infrastructures or substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing those products and services to our current and future customers.
     Our Growth Strategy Involves Risks That May Adversely Impact Our Net Income. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We may not be able to sustain our planned growth without establishing new branches or new products. Therefore, we may expand in our current market by opening or acquiring branch offices or we may expand into new markets or make strategic acquisitions of other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our noninterest expenses. Our ability to manage growth will depend primarily on our ability to monitor and manage expanded operations; control funding costs and operating expenses; maintain positive customer relations; and attract, assimilate and retain qualified personnel.
     We are Exposed to Risk of Environmental Liabilities With Respect to Properties to Which We Take Title. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
     Our Ability to Pay Cash Dividends is Restricted by Law and Will Depend on Capital Distributions From Discovery Bank. Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. We cannot assure you that we will meet the criteria specified under California law in the future. Even if we may legally declare and pay dividends, the amount and timing of those dividends will be at the discretion of our board of directors. Our board of directors may, in its sole discretion, decide not to declare dividends. We do not plan to pay dividends on our common stock in the near future. We presently intend to follow a policy of retaining earnings, if any, for the purpose of increasing our net worth and reserves.
     As a bank holding company, substantially all of our operating assets are owned by the Bank and we will rely upon receipt of sufficient funds from the Bank and Celtic, primarily in the form of cash dividends, to meet our obligations and corporate expenses. The availability of cash dividends from the Bank and Celtic, however, is limited by various statutes and regulations. It is possible; depending upon the financial condition of the Bank, and other factors, that the DFI and/or the FDIC could assert that payment of dividends by the Bank or other payments is an unsafe or unsound practice. As of December 31, 2005, Discovery Bank was legally able to pay cash dividends.
     Our Allowance for Loan Losses May Not be Adequate to Cover Actual Losses. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our earnings. (See “Item 6. Management’s Discussion and Analysis or Plan of Operations” herein.)
     The State of California’s and the City of San Diego’s Budget Crises Could Have an Adverse Impact Upon Our Business, Financial Condition, Results of Operations and Share Price. The State of California currently is facing a substantial budget deficit. In response to the budget deficit, the state may reduce substantially the governmental payroll and expenditures. The City of San Diego is also facing a budget crisis and may be forced to reduce payroll and other expenditures. A combination of reductions in government-provided services and increases in the level and nature of taxation could adversely affect economic activity and real estate values, which in turn could have a material adverse affect on our business, financial condition, results of operations and cash flows. The business, financial condition, results of operations and cash flows of the Bank’s customers also could be adversely affected, which could have a negative impact on the Bank’s loan portfolio and on our business, financial condition, results of operations and cash flows.

     We are Dependent on Key Personnel and the Loss of One or More of Those Key Personnel May Materially and Adversely Affect Our Prospects. We currently depend heavily on the services of our president and chief executive officer, James P. Kelley, II and a number of other key management personnel. The loss of Mr. Kelley’s services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends, in part, on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.
     Concentrated Ownership of Our Common Stock By Directors and Executive Officers Creates a Risk of Sudden Changes in Our Share Price. As of March 24, 2006, directors and members of our executive management team owned or controlled approximately 17.0% of the total outstanding common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock or warrants.
     Only a Limited Trading Market Exists for Discovery Bancorp Common Stock Which Could Lead to Price Volatility. Only a limited trading market for our common stock exists on the OTC “Bulletin Board.” Although one dealer currently trades shares of our common stock and warrants, we cannot assure you that an active public market for our common stock or warrants will ever develop or the extent to which those dealers will continue trading our common stock and warrants.
     Implementation of Sarbanes-Oxley Section 404. The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 will require us to provide our assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006. Our independent auditors will be required to confirm in writing whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007.
     We believe that we currently have adequate controls over financial reporting and that any weakness identified in our internal controls will not be material. We cannot assure you that we will not discover additional material weaknesses in our internal controls. We also cannot assure you that we will complete the process of our evaluation and the auditors’ attestation on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management and its resources. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and lower our stock price, especially if a restatement of financial statements for past periods were to be necessary.
     A Significant Portion of Our Commercial Loans Are to Small Businesses, Which Have a Higher Degree of Risk Than Other Types of Loans. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principle in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. As of December 31, 2005, approximately 39% of our loan portfolio consisted of small business loans.
     Risks of Natural Disasters. A major earthquake could result in material loss to the Bank. Our operations are concentrated in the San Diego County area of Southern California. California is an earthquake-prone region. We have a disaster-recovery plan with offsite data processing resources. Our properties and most of the real and personal property securing loans in the Bank’s portfolio are in Southern California. Many of our borrowers could suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for loans could decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

     Geopolitical Concerns and the Heightened Risk of Terrorism Have Caused Business Uncertainty. Stock prices domestically and around the world have generally declined since September 11, 2001 and continue to be adversely affected by geopolitical concerns and the heightened risk of terrorism. Businesses and the stock markets continue to suffer from the uncertainty created by these events and this could adversely affect our operations as well.
     Recent Legislation Addressing Corporate and Auditing Scandals Result in Increased Costs of Compliance. The Sarbanes-Oxley Act of 2002 and related regulations are increasing the costs of all public companies and have imposed new requirements on auditors. Bank regulations are expected to mirror many of the requirements of this act. We expect to bear increased costs as a result; however, at this time we cannot estimate the amount of additional costs we are likely to incur.
     Commercial Finance Lending Entails Greater Risks. The business of commercial finance lending is one of loaning to companies that cannot qualify for bank credit because of weaknesses in their financial condition. In making loans to such borrowers, Celtic relies on collateral security which it must be able to liquidate for proceeds sufficient to repay the money advanced. In most cases, the borrower’s business operations suffers from material weaknesses somewhat mitigated by monitoring such borrowers on a daily reporting basis. The risk of fraud is inherent in commercial finance lending. Considerable reliance is therefore placed upon the skill of the lenders, their ability to correctly evaluate the collateral security offered, their process for monitoring events within the debtor company, and their ability to successfully effect liquidation, should that become necessary. We believe the management and staff of Celtic are skilled in the requisite functions and that the commercial finance business being acquired possesses the requirements needed to be successful, but there is no assurance that such will be the case.
     Our Business is Subject to Interest Rate Risk and Variations in Interest Rates May Negatively Affect Our Financial Performance. Changes in the interest rate environment may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. It is also affected by the proportion of interest earning assets that are funded by interest-bearing liabilities. In general, over most time periods we have more assets than liabilities repricing and therefore generally benefit more in periods of rising interest rates than in periods of falling interest rates. This is primarily due to our relatively high ratio of interest-earning assets to interest-bearing liabilities. To mitigate the impact of declining interest rates we can extend the repricing maturities of our interest-earning assets and negotiate interest rate floor provisions into our longer term variable rate loans. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.
     Additionally, the rates of interest and fees charged by Celtic and other commercial financial lenders are substantially higher than those charged for similar bank loans, so borrowers have significant incentive to try to find more favorable financing, and turnover in the borrower portfolio places substantial emphasis on the marketing process to replace departing borrowers. Celtic’s ability to charge the required rates varies, from time to time, with the strength of competition. There is no assurance that Celtic will be able to sustain its current volume of business in the future, or that market conditions will be favorable to its operations.
     We Face Strong Competition From Financial Service Companies and Other Companies that Offer Banking Services that Could Hurt Our Business. We conduct our banking operations exclusively in Southern California. Celtic operates throughout California and in Arizona. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking and commercial finance services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain customers, we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be adversely affected.

     Commercial Finance Lending Entails Greater Risks. The business of commercial finance lending is one of loaning to companies that cannot qualify for bank credit because of weaknesses in their financial condition. In making loans to such borrowers, a commercial finance company relies on collateral security which it must be able to liquidate for proceeds sufficient to repay the money advanced. In most cases, the borrower’s business operations suffers from material weaknesses somewhat mitigated by monitoring such borrowers on a daily reporting basis. The risk of fraud is inherent in commercial finance lending. Considerable reliance is therefore placed upon the skill of the lenders, their ability to correctly evaluate the collateral security offered, their process for monitoring events within the debtor company, and their ability to successfully effect liquidation, should that become necessary. We believe the management and staff of Celtic are skilled in the requisite functions and that the commercial finance business being acquired possesses the requirements needed to be successful, but there is no assurance that such will be the case.
     We are Subject to Extensive Regulation Which Could Adversely Affect Our Business. Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business or prospects.
ITEM 2. DESCRIPTION OF PROPERTY
     The Bank’s main office is located at 338 Via Vera Cruz, San Marcos, California 92078. The premises consists of a multi-level commercial building with approximately 28,436 square feet of rentable space, of which the Bank is leasing 12,951 square feet of the ground floor space. The building is owned by San Marcos Building LLC (the “San Marcos Subsidiary”), a wholly-owned subsidiary of the Bank. The San Marcos Subsidiary purchased the building for $4,950,000 in July 2004, and spent an additional $700,000 for improvements and for new furniture and equipment for this facility. In July 2004, the Bank entered into a 5-year lease with the San Marcos Subsidiary. The Bank has three 5-year options under the lease. The basic monthly rent for the first year is $23,733, with annual cost of living increases of 3%. The Bank’s board of directors determined that the terms of the lease agreement are no less favorable to the Bank than those that the Bank could have obtained from unaffiliated third parties. The San Marcos Subsidiary has tenants which occupy approximately 15,500 square feet of the building.
     The Bank leases its Poway branch office, located at 13436 Poway Road, Poway, California 92064, in the Poway Town and Country Shopping Center, from an unaffiliated third party. The premises consist of approximately 1,500 square feet. The lease provides for base monthly rent of $2,025 plus a pro rata share of the shopping center’s operating costs and property taxes and annual cost of living increases of at least 3% but not greater than 6%. The lease expires on October 31, 2007 and the Bank has an option to extend for one 5-year period. The Bank believes that its premises will be adequate for present and anticipated needs. The Bank does contemplate refurbishing and leasing the second floor the main building upon the departure of the existing tenant who is scheduled to vacate the premises in the second quarter of 2006.
     Celtic’s main office is located at 2951 28th Street, Santa Monica, California 90405. Celtic leases approximately 4,381 square feet at a monthly cost of approximately $10,606, with annual cost-of-living increases of about 3%. The lease expires in August 2009. Celtic rents a small executive suite located at 15849 N. 71st Street, Scottsdale, Arizona 85254 at a monthly cost of approximately $1,311, with the lease expiring in June 2006. Celtic has recently hired a sales representative for the Pacific Northwest and is in process of renting a small executive suite in Bellevue, Washington.
     We believe that our existing premises are adequate for present and anticipated needs and do not contemplate any material capital expenditure. We also believe that we have adequate insurance to cover our interests in the premises we occupy.
ITEM 3. LEGAL PROCEEDINGS
     We may, from time to time, be involved in legal proceedings in the ordinary course of business. We are not currently involved in any pending legal proceedings that we believe, either individually or taken as a whole, could materially harm our business, financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
     Trading History. There has been a limited trading market for Bancorp’s common stock (the “Common Stock”) on the OTC “Bulletin Board” (trading symbol “DVBC”) and no assurance can be given that a more active public trading market for the Common Stock will develop in the future. Bancorp is aware of only 2 dealers that effected trades in the Common Stock. The Common Stock is not registered under the Securities Exchange Act of 1934 and, therefore, the Common Stock is not currently eligible for listing on any exchange or on the Nasdaq National Market.
     There has been no market for Bancorp’s warrants and it is unlikely that an active trading market will develop.
     The information in the following table indicates the high and low sales prices and volume of trading for the Common Stock for each quarterly period since January 1, 2004, and is based upon information provided by the OTC “Bulletin Board.” The information provided includes trading in the Bank's common stock for the period prior to the holding company reorganization. Because of the limited market for the Common Stock, these prices may not be indicative of the fair market value of the Common Stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below. These prices do not include retail mark-ups, mark-downs, or commissions.

			Approximate
	Sales Prices		Number
Quarter Ended	High	Low	of Shares Traded
March 31, 2004	$16.00	$14.25	10,200
June 30, 2004	$18.50	$15.50	8,995
September 30, 2004	$17.50	$15.75	21,100
December 31, 2004	$16.75	$15.00	36,009
March 31, 2005	$18.00	$16.00	137,051
June 30, 2005	$16.50	$13.05	24,277
September 30, 2005	$16.25	$14.00	297,290
December 31, 2005	$15.65	$14.95	220,839
     Transfer Agent. Our transfer agent for our common stock and warrants is U.S. Stock Transfer Corporation, Glendale, California.
     Shareholders. As of December 31, 2005 there were approximately 243 shareholders of record of our Common Stock.
     Dividends. To date, Bancorp has not paid any cash dividends and, currently, Bancorp cannot legally pay cash dividends. Payment of stock or cash dividends in the future will depend upon Bancorp’s earnings and financial condition and other factors deemed relevant by Bancorp’s board of directors. It is Bancorp’s current intention to follow a strategic plan of retaining earnings to increase capital and provide additional basis for growth. Accordingly, no assurance can be given that any cash dividends will be declared in the foreseeable future.
     Securities Authorized For Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2005, with respect to options outstanding and available under our 2004 Stock

Option Plan, which is our only equity compensation plan.

	Number of Securities
	to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance
Equity compensation plans approved by security holders:
2004 Stock Option Plan	240,807	$12.22	259,193
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A

Total	240,807	$12.22	259,193

Status of Bancorp’s Public Offering
     On August 10, 2005, the Securities and Exchange Commission declared Bancorp’s Form SB-2 Registration Statement effective (file number 333-126090), permitting Bancorp to offer up to 774,194 shares of its common stock at $15.50 per share on a “best efforts” basis. Hoefer & Arnett, Inc. acted as Bancorp’s Standby Placement Agent. The offering commenced in August 2005.
     On September 30, 2005, Bancorp completed its public offering. Bancorp sold 773,812 shares of its common stock and raised net proceeds of $11.1 million in cash. The net proceeds were used to fund the acquisition of Celtic, to provide capital to the Bank, and the remainder used to enhance our working capital.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements” set forth in the section entitled “ Forward-Looking Statements” immediately preceding “Item 1. Business,” as well as the discussion set forth in “Item 1. Business — Risk Factors” and “Item 7. Financial Statements.”
Introduction
     The following discussion is designed to provide a better understanding of significant trends related to Bancorp’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity of Bancorp, the Bank, and Celtic (collectively the “Company”). This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the years ended December 31, 2005 and December 31, 2004, and the financial condition of Bancorp as of December 31, 2005 and December 31, 2004. Comparison of the year ended December 31, 2005 to December 31, 2004, is primarily impacted by the Company’s growth and the Celtic acquisition and stock offering discussed elsewhere in this document. For a more complete understanding of the Company and its operations, reference should be made to the Company’s audited consolidated financial statements for the years ended December 31, 2005 and 2004 and the Company’s Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.
     Our continued growth since commencement of operations in September 2001 has been the primary factor impacting profitability over the periods reflected in this discussion. Profitability for the year ended December 31, 2005 was impacted by the Celtic acquisition as well as loan growth. However, although the Company anticipates that continued growth will further enhance the results of operations, the Company’s future results of operations could materially differ from those suggested by the forward-looking statements contained in this report depending upon the changes to various factors.

SELECTED FINANCIAL INFORMATION
     You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes, and “Managements’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The holding company reorganization was consummated on June 22, 2005. The selected financial data as of December 31, 2005 and 2004 is derived from the Company’s audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for 2003 is derived from the Bank’s audited consolidated financial statements, which are not included in this Annual Report.

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
STATEMENT OF OPERATIONS SUMMARY:
Interest income	$9,950	$5,004	$3,292
Interest expense	3,132	1,180	866

Net interest income	6,818	3,824	2,426

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Provision for loan losses	786	238	289

Net interest income after provision for loan losses	6,032	3,586	2,137
Other income	920	283	457
Other expenses	5,997	3,336	2,303

Income before provision for income taxes	955	533	291
Income tax provision (benefit)	402	(86)	(149)

Net income	$553	$619	$440

PER SHARE DATA
Basic earnings(1)	$0.42	$0.60	$0.49
Diluted earnings(2)	$0.40	$0.56	$0.46
Book value(3)	$12.20	$9.93	$9.35
Cash dividends	$—	$—	$—
Weighted average number of shares outstanding	1,324,298	1,037,498	897,017
Weighted average number of shares outstanding (fully diluted)	1,367,527	1,095,655	935,974

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
STATEMENT OF CONDITION SUMMARY:
Cash and due from banks	$6,709	$1,639	$1,495
Federal Funds sold	$8,145	$4,945	$615
Interest-bearing deposits	$2,606	$2,692	$2,533
Investment securities	$3,402	$2,706	$2,843
Loans, net of unearned income	$136,110	$81,035	$60,696
Allowance for possible loan losses	$1,784	$998	$760
Total assets	$164,706	$99,206	$68,282
Total deposits	$112,585	$79,672	$54,161
Short term borrowings(4)	$28,086	$9,000	$4,305
Total stockholders’ equity	$22,843	$10,299	$9,696

PERFORMANCE RATIOS:
Return on average assets	0.41%	0.72%	0.81%
Return on average equity	3.72%	6.16%	5.74%
Net interest margin	4.99%	4.76%	4.59%
Efficiency ratio(5)	77.50%	81.24%	79.88%

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Average net loans as a percent of average deposits(6)	98.25%	101.17%	102.53%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	0.53%	0.00%	0.00%
Net charge-offs to average loans	0.00%	0.00%	0.00%
Allowance for loan losses to period-end loans	1.31%	1.23%	1.25%

CAPITAL RATIOS:
Total stockholders’ equity as a percent of total assets	13.87%	10.38%	14.20%
Average equity as a percent of average total assets	11.09%	11.68%	14.07%
Leverage ratio(7)	13.45%	10.57%	15.27%
Tier 1 risk-based capital ratio(7)	13.57%	11.30%	15.05%
Total risk-based capital ratio(7)	14.73%	12.41%	16.23%

(1)	These figures represent the net income divided by the weighted average number of shares outstanding (exclusive of shares exercisable under our Stock Option Plan).

(2)	These figures represent the net income divided by fully diluted weighted average number of shares outstanding.

(3)	The book value per share represents total stockholder’s equity divided by the total number of shares of our common stock outstanding at the end of the period indicated.

(4)	The figure for 2005 includes $16.1 million of Celtic borrowings under their borrowing line with an unaffiliated bank.

(5)	The efficiency ratio is computed by dividing non-interest expense by net interest plus non-interest income, excluding securities gains and losses.

(6)	These figures represent the ratios for the Bank, excluding non-bank affiliate (Celtic) loans which are not funded with Bank deposits.

(7)	The figures for 2004 and 2003 represent the ratios for the Bank only.
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the undersigned officers of FCB Bancorp (the “Company”), hereby certify that the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) and is not being filed as part of the Report or as a separate disclosure document.
Critical Accounting Policies
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
     Income Taxes. The Company records provision for income taxes under the asset liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between our financial statements and our tax return. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs. We have recognized a deferred income tax asset as of December 31, 2005 and December 31, 2004, of $322,000 and $292,000, respectively. The Company evaluates such realizability based upon anticipated tax income from forecast models.
     The following sections present various tables reflecting the Company’s results of operations and financial condition for the periods ended December 31, 2005 and December 31, 2004. Bank averages and rates have been calculated using daily averages. Celtic interest bearing assets and liabilities averages and rates have been calculated using daily averages. Monthly averages were used for the balance of Celtic’s assets and liabilities, Bancorp and the building company; however, these balances do not impact interest-earning assets or interest-bearing liabilities. Further, management believes the impact of using monthly versus daily average balances for these items is not material.
Results of Operations
     The Company earned $553 thousand for the year ended December 31, 2005 and $619 thousand for the year ended December 31, 2004. However, pre-tax earnings for the year ended December 2005 increased $422 thousand or 79%. Increases in net interest income from continued loan growth and non-interest income more than offset by one time expenses associated with the reorganization and the Celtic asset acquisition as well as increased expenses related to new reporting requirements. These one time expenses include approximately $296 thousand for the holding company reorganization, $234 thousand for setting up an initial loss reserve related to the Celtic loan portfolio, and $106 thousand in acquisition costs. In addition, during 2004 the Company recognized the deferred tax asset, which had previously been reduced by a valuation allowance, which increased net income for the year ended December 31, 2004.
     Effective December 15, 2004, the Bank terminated the lease agreement for the premises at 1145 San Marino Dr. and relocated its main office to 338 Via Vera Cruz, San Marcos. The new premises consist of a two story commercial building with approximately 28,000 square feet of usable space. The Bank occupies approximately 13,500 square feet with the remaining space leased on a short-term basis. The building was purchased by the Bank’s subsidiary, San Marcos Building, LLC, for $5.0 million with escrow closing on July 22, 2004. The subsidiary is wholly-owned by the Bank. The LLC generated net rental income of $291 thousand in 2005 and $131 thousand in 2004.
     Total assets increased $65.5 million or 66%, to $164.7 million at December 31, 2005, from $99.2 million at December 31, 2004. Loans, net of unearned income, increased 68% to $134.3 million at December 31, 2005, from $81.0 million at December 31, 2004. $22.4 million and $18.4 million of the increases in total assets and Loans, net, respectively related to the Celtic acquisition. The increases in total assets and loans were primarily funded by a $32.9 million, 41%, increase in deposits to $112.6 million at December 31, 2005, from $79.7 million at December 31, 2004. In addition, beginning September 1, 2005, the newly acquired Celtic portfolio was funded through a line of credit. The borrowings under this line of credit totaled $16.1 million at December 31, 2005.

     Stockholders’ equity was $22.8 million at December 31, 2005, compared to $10.3 million at December 31, 2004. The increase reflects the largely completed $11.9 million stock offering, net of offering costs, and continued profitability during the period resulting in a net income of $553 thousand. $6.1 million of the stock offering was invested as capital into the Celtic wholly-owned subsidiary.
Net Interest Income and Net Interest Margin
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

	Distribution, Rate and Yield Analysis of Net Interest Income
	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets
Investment Securities	$3,391	$149	4.39%	$2,356	$89	3.78%	$1,435	$47	3.28%
Interest-earning deposits	2,916	85	2.91%	2,680	60	2.24%	1,350	32	2.37%
Federal funds sold	8,323	281	3.38%	3,423	49	1.43%	3,795	40	1.05%
Loans(1)	107,448	9,435	8.78%	71,861	4,806	6.69%	46,265	3,173	6.86%

Total Interest-Earning Assets	122,078	9,950	8.15%	80,320	5,004	6.23%	52,845	3,292	6.23%

Noninterest-earning assets	12,003			5,754			1,862

Total Assets	$134,081			$86,074			$54,707

Liabilities
Transaction & NOW	$7,279	75	1.03%	$6,930	75	1.08%	$3,465	49	1.41%
Savings & Money Market	21,310	480	2.25%	14,999	239	1.59%	7,577	112	1.48%
Time deposits	56,216	1,907	3.39%	35,933	791	2.20%	26,961	689	2.56%
Borrowings	14,808	670	4.52%	4,723	75	1.59%	1,321	16	1.21%

Total Interest-Bearing Liabilities	99,613	3,132	3.14%	62,585	1,180	1.89%	39,324	866	2.20%

Demand deposits	18,749			13,171			7,119
Other liabilities	851			268			594

Total Liabilities	119,213			76,024			47,037

Shareholders’ Equity	14,867			10,050			7,670

Total Liabilities and Shareholders’ Equity	$134,081			$86,074			$54,707

Net interest income		$6,818			$3,824			$2,426

Net interest margin(2)			5.58%			4.76%			4.59%

(1)	Average loans are net of unearned loan fees and allowances for loan losses. Non-accrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Unearned loan fees were $429 thousand, $176 thousand and $130 thousand at December 31, 2005, 2004 and 2003, respectively. Allowances for loan losses were $1,784 thousand, $998 thousand and $760 thousand at December 31, 2005, 2004 and 2003, respectively. Interest income from loans includes loan fees of $396 thousand ($103 thousand relates to Celtic), $235 thousand and $222 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Net interest margin is equal to the ratio of net interest income divided by average total interest-earning assets.

2005 compared to 2004 analysis. Average interest-earning assets increased to $134.1 million ($5.7 million Celtic related) during the year ended December 31, 2005, from $86.1 million during 2004. The average yield on these assets increased to 8.15% (7.40% excluding Celtic) for the year ended December 31, 2005 from 6.23% for 2004. This average yield increase was related to the prime rate which increased eight times during 2005. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $99.6 million ($4.8 million related to Celtic) during the year ended December 31, 2005, from $62.6 million during 2004. The average rate paid on these deposits increased to 3.14% (2.95% excluding Celtic) for the year ended December 31, 2005, from 1.89% for 2004. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market. The increase is attributable to the increases in rates paid on time deposits, FHLB borrowings, and money market accounts. While Bank average core deposits grew 35% in 2005, additional brokered and institutional certificates of deposits and FHLB borrowings were needed to help support the Bank’s 50% growth in average loans outstanding. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 43% for the year ended December 31, 2005 to $18.7 million from $13.1 million for 2004.
     Net interest income for the year ended December 31, 2005, was $ 6.8 million which increased $3.0 million, or 78.3% ($2.0 million, or 51.9% excluding Celtic), over the prior year. Our net interest margin increased 82 basis points (23 basis points excluding Celtic) to 5.58% (4.99% excluding Celtic) for the year ended December 31, 2005, compared to 4.76% for 2004. The increase in net interest margin was the result of repricing timing between loans and deposits in a rising rate market, and the initial impact from the stock offering proceeds.
     The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate).

	Rate/Volume Analysis of Net Interest Income
	Year Ended December 31,			Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
		Increases (Decreases)			Increases (Decreases)
		Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Investment securities	$43	$17	$60	$30	$12	$42
Interest-bearing deposits in other banks	5	20	25	32	(4)	28
Federal Funds sold	119	113	232	(4)	13	9
Stock investments, restricted	—	—	—	—	—	—
Total Loans[1]	2,837	1,792	4,629	1,755	(122)	1,633

	3,004	1,942	4,946	1,813	(101)	1,712

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	4	(4)	—	49	(23)	26
Money market and saving deposits	123	118	241	110	17	127
Time deposits of $100,000 or greater	569	547	1,116	229	(127)	102
Time deposits less than $100,000	—	—	—	—	—	—
Other borrowings	318	277	595	41	18	59

	1,014	938	1,952	429	(115)	314

Change in net interest income	$1,990	$1,004	$2,994	$1,384	$14	$1,398

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
     For the year ending December 31, 2005 and 2004, our investment portfolio consisted of U.S. Agency and mortgage backed securities. All of our securities are classified as available-for-sale. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.
     The following tables summarize the amounts and the distributions of our investment securities as of the dates indicated:

	Investment Portfolio
	As of December 31,
	(Dollars in thousands)
	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available-for-sale securities:

U.S. Government Agency securities	$2,496	—	($41)	$2,455	$2,716	—	($10)	$2,706

Mortgage-backed securities	973	—	(26)	947		—		—

Total securities	$3,469	—	($67)	$3,402	$2,716	—	($10)	$2,706

     As of December 31, 2005 and 2004, Bancorp also owned $60 thousand in Pacific Coast Bankers’ Bancorp common stock. In addition, as of December 31, 2005 and 2004, the Bank also owned $588 thousand and $423 thousand, respectively, in Federal Home Loan Bank stock.

	Investment Maturities and Repricing Schedule
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale securities
Federal agency securities	$250	2.96%	$2,206	3.74%	$—	0.00%	$—	0.00%	$2,455	3.66%
Mortgage-backed securities	7	5.25%	406	4.01%	—	0.00%	534	4.05%	947	4.04%

Total	$257		$2,612		$—		$534		$3,402

Loans
     Loan Categories. The following table sets forth the components of total net loans outstanding in each category for the Company as of the dates indicated:

	December 31,		December 31,
	2005		2004
		Percent		Percent of
	Amount	of Total	Amount	Total
Loan Category:		(dollars in thousands)
Real Estate Loans:

Construction & Land Development Loans:	$32,033	23%	$10,945	13%
Real Estate 1st Trust Deed:	41,344	30%	36,668	45%
Other Real Estate Mortgage:	2,141	2%	2,578	3%

Total Real Estate	75,518	55%	50,191	61%
Business Secured Loans	52,221	38%	24,856	31%
Business Unsecured Loans	1,390	1%	1,257	2%
Consumer and Other:	7,410	5%	4,908	6%

Total Loans	136,539	100%	81,212	100%
Less deferred Loan Income	(429)		(177)
Less Allowance for Loan & Lease Loan Losses	(1,784)		(998)

Net Loans	$134,326		$80,037

     Bancorp provides a variety of credit products to meet the needs of borrowers in our service area. Bancorp offers both secured and unsecured loans for working capital, equipment acquisition, expansion, purchase or improvement of real property, as well as seasonal loans and lines of credit. Bancorp maintains a portfolio of interim construction loans. Other real estate loans primarily consist of commercial loans secured by real estate collateral and “mini-perm” real estate financing. Commercial loans are made available to business and professional customers. Consumer loans are offered for a variety of personal, family household needs, including automobiles, home equity loans and unsecured revolving lines of credit.
     Bancorp’s loan portfolio has consistently increased since the Bank commenced operations in September 2001, even excluding the positive addition of Celtic’s $16 million in business secured loans effective September 1, 2005. Bancorp’s loan growth is the result of increased lending in our immediate market area and the opening of an additional banking office in Poway in 2004, which services the nearby communities of Poway, Carmel Mountain, Rancho Bernardo, Rancho Penesquitos, Ramona and Scripps Ranch. In addition, our increasing lending limits that result from the growth of our capital allows us to make larger loans. The size of a loan that a bank can make is limited by regulation to a percentage of the institution’s regulatory capital.
     Bancorp does not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table above. The Company has not made loans to any foreign entities. In addition, the Company has not made any loans to finance leveraged buyouts or for highly leveraged transactions.
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
     Celtic originates business loans that are collateralized primarily by business property. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower’s financial condition and the borrower’s capacity to repay the loan. Celtic attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, Celtic monitors and restricts its credit exposure in specific industries and geographic areas.
     Current appraisals or evaluations, insurance and perfected liens are generally required for any collateral taken on loans.
     Loan Interest Rate Sensitivity. The following table provides the maturity distribution and repricing intervals of Bancorp’s outstanding loans as of December 31, 2005. In addition, the table provides the distribution of such loans between those with variable or (floating) interest rates and those with predetermined or (fixed) interest rates. Floating rates generally fluctuate with changes in the national prime rate or our Reference Rate. As of December 31, 2005, approximately 90% of our loan portfolio was comprised of floating interest rate loans.

	Loans Repricing or Maturing
	As of December 31, 2005
		One	After
	Within	to Five	Five
	One Year	Years	Years	Total
	(dollars in thousands)
Real Estate Loans:
Construction & Land Development Loans	$20,060	$11,973		$32,033
Real Estate 1st Trust Deed	3,009	5,506	32,829	41,344
Other Real Estate Mortgage	575	244	1,322	2,141

Total Real Estate	23,644	17,723	34,151	75,518
Business Secured Loans	30,460	15,138	6,623	52,221
Business Unsecured Loans	1,103	287		1,390
Consumer & other	248	1,245	5,917	7,410

Total Gross Loans	$55,455	$34,393	$46,691	$136,539

Loans with variable (floating) interest rates	$54,300	$31,180	$43,532	$129,012

Loans with predetermined (fixed) interest rates	$1,155	$3,213	$3,159	$7,527

(1)	Loan amounts are shown before deferred loan fees and before the allowance for loan losses.
     Loan Commitments. In the normal course of business, Bancorp maintains outstanding loan commitments to extend credit. Bancorp uses the same credit policies in making loan commitments as it does in extending loans to customers. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. The types of collateral held varies, but may include accounts receivable, inventory, property, equipment and residential and income producing commercial properties. Bancorp had unfunded loan commitments, including standby letters of credit, totaling $39.2 million and $22.4 million at December 31, 2005 and 2004, respectively, primarily consisting of commercial, construction and equity lines of credit. Based upon Bancorp’s experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to, economic conditions. Loan commitments are not included in the consolidated financial statements.
     Non-Performing Assets. It is our policy to place loans on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans will be placed on non-accrual earlier if there is a reasonable doubt as to the collectibility of principal and interest. Loans which are in the process of renewal in the normal course of business or are well secured and in the process of collection will continue to accrue interest if Bancorp considers the risk of loss to be minimal.
     Nonperforming assets at December 31, 2005 increased $726 thousand from zero at December 31, 2004, representing 0.53% of gross loans. The increase relates to one commercial real estate construction loan which is on non-accrual status. Interest income of $15 thousand was recognized on this loan in 2005. There were no other non-accrual loans, loans past due 90 days or more, restructured loans, or impaired loans or loans that have or had a higher than normal risk of loss as of December 31, 2005 or 2004.
     As of December 31, 2005, Bancorp has identified $4.4 million in loans on our internal watch list for special attention by our management and board of directors, of which $241 thousand is guaranteed by government and other agencies. These loans reflect weakened financial conditions or evidence other factors warranting closer monitoring, but are performing in accordance with their terms.
Allowance and Provision for Loan Losses
     Bancorp maintains an allowance for loan and lease losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Bancorp has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. Bancorp conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions. Until Bancorp has established some historical trend of losses, it relies on industry standards to compare allowance adequacy.
     Each month Bancorp also reviews the allowance and makes additional transfers to the allowance as needed. For the years ended December 31, 2005 and 2004, the provision for loan losses was $786 thousand and $238 thousand respectively.
     At December 31, 2005, the allowance was 1.31% of the loans then outstanding. At December 31, 2004, the allowance for loan losses was 1.23% of loans outstanding. Although Bancorp deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses. Adverse economic conditions, a decline in real estate values, or a significant increase in interest rates could negatively affect the construction loan business and require an increase in the provision for loan losses, which in turn, could adversely affect our future prospects, results of operations, and profitability.
     The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	December 31,	December 31,
	2005	2004
	(dollars in thousands)
Outstanding loans:
End of the period	$136,110	$81,035
Average for the period	$107,448	$71,861

Allowance for loan losses:

Balance at beginning of period	$998	$760
Loans charged off	—	—
Recoveries	—	—
Provisions charged to operating expense	786	238

Balance at end of period	$1,784	$998

Ratios:
Net charge-offs (recoveries) to average loans	—	—
Allowance to loans at period end	1.31%	1.23%
     The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed. Management believes that any breakdown or allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single allowance available for all loans. The allocation below should not be interpreted as an indication of the specific amounts of or loan categories in which future charge-offs may occur:

	December 31,		December 31,
	2005		2004
	(dollars in thousands)
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Category to	Allowance	Category
	for Loan	Total	for Loan	to Total
Loan Loss Allocation	Losses	Losses	Losses	Loans
Real Estate:
Construction & Land Development Loans	$216	12%	$141	14%
1st Trust Deed R.E.	446	25%	373	37%
Other Real Estate	11	1%	91	9%

Total Real Estate	672	38%	605	61%
Business Secured Loans	583	33%	322	32%
Business Unsecured Loans	0	0%	14	1%
Consumer and Other:	62	3%	57	6%
Additional Factors:
i.e. - Economic/Concentrations	412	23%	0	0%
Unallocated Allowance	55	3%	0	0%

Total	$1,784	100%	$998	100%

Non-Interest Income
     Non-interest income for the Bank consists of customer service fees, gains and commissions from sale of loans, rental income and other loan fees and charges. The table below set forth the components of non-interest income as of the periods indicated:

	For the Years Ended December 31,
	(dollars in thousands)
	2005		2004		2003
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Customer service fees & charges	$136	14.77%	$62	21.91%	$53	11.60%
Gain on sale of SBA loans	123	13.36%	0	0.00%	0	0.00%
Net rental income	291	31.60%	130	45.94%	0	0.00%
Other loan fees & charges	371	40.28%	91	32.16%	404	88.40%

Total	$921	100.00%	$283	100.00%	$457	100.00%

     Non-interest income increased $638 thousand to $921 thousand for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The increase was primarily the result of a $280 thousand increase in other loan fees and charges on fees received for loan referrals, $161 thousand increase in net rental income associated with receiving a full 12 months rental income from third party tenants of the San Marcos Building, LLC and a $123,423 gain on the sale of SBA loans.
Non-Interest Expense
     Non-interest expenses consist of salaries and related benefits, occupancy and equipment expense, professional and other operating expenses. The table below set forth the components of non-interest expenses as of the periods indicated:

	For the Years Ended December 31,
	(dollars in thousands)
	2005		2004		2003
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Salaries and benefits	$3,138	50.57%	$1,837	57.30%	$1,311	56.90%
Occupancy expense	415	10.02%	261	4.05%	190	8.25%
Furniture & Equipment	304	4.90%	173	5.40%	97	4.21%
Data Processing	338	5.45%	182	5.68%	126	5.47%
Advertising	150	2.42%	89	2.78%	147	6.38%
Professional fees	961	15.49%	285	8.89%	121	5.25%
Office supplies	77	1.24%	55	1.72%	28	1.22%
Other expenses	614	9.91%	455	14.19%	284	12.33%

Total	$5,997	100.00%	$3,336	100.00%	$2,304	100.00%
     Our non-interest expenses increased by $2.7 million or 63% for the year ended December 31, 2005, as compared to 2004. The largest increases in non-interest expenses for 2005 were primarily the result of increases in salaries and benefits and professional fees. Professional fees increased from $285 thousand to $961 thousand of which $636 thousand was attributable to the holding company reorganization, Celtic acquisition expenses, consulting expenses and increased legal and accounting expenses related to new reporting requirements. Salaries and benefits increased from $1.8 million to $3.1 million due to staff increases in line with loan growth, setting up the SBA loan department and increased administrative staff, as well as the acquisition of Celtic. Furniture and equipment increased from $173 thousand to $304 thousand and data processing increased from $182 thousand to $338 thousand associated with the noted staff increases and loan growth. Occupancy expense increased from $261 thousand to $415 thousand reflecting the expenses associated with owning the building for the twelve months of 2005, as compared to the purchase date of July 2004 through the end of the year. In addition, with the Celtic acquisition, current occupancy expenses of $70 thousand were not included in 2004 expenses.
Income Taxes
     Bancorp’s effective tax rates for the years ended December 31, 2005 and 2004 were 42.1% and (14.5)% respectively. The provision for income taxes was $402 thousand in 2005, as compared to the benefit of $86 thousand in 2004. The increase reflects the complete utilization of net operating loss carryforwards and the elimination of the valuation allowance against the deferred tax asset.
Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and due from correspondent banks, Federal funds sold, and balances maintained by Celtic in a non-affiliated bank. The Bank maintains balances at correspondent banks adequate to cover daily clearings and other charges. Funds in excess of these needs are invested in overnight federal funds at correspondent banks. Cash and cash equivalents were $14.9 million at December 31, 2005 and $6.6 million at December 31, 2004. The increase from 2004 to 2005 was to provide liquidity as our total deposits increased.
Deposits
     Deposits represent our primary source of funds to support our various lending and investment activities. The majority of our deposits are from individuals and businesses within our service area. The Bank has utilized brokered deposits from time to time, but they have not exceeded 25% of total deposits. The Bank has no known foreign deposits. Celtic does not accept deposits.
     The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2005:

December 31, 2005
(dollars in thousands)
Three months or less	$13,283
Over three to six months	4,168
Over six months to twelve months	14,986
Over twelve months to 3 years	0
Over 3 years	0

Total	$32,437

Borrowings
     Federal Home Loan Bank Advances at December 31, 2005 totaled $12 million, the highest outstanding during the year, with a rate of 4.39%. Average borrowing for the year ended December 31, 2005 was $10.0 million, with a weighted average rate of 3.36%. Federal Home Bank Loan Advances at December 31, 2004 totaled $9 million, the highest during the period, with a rate of 2.35%. Average FHLB borrowings for the year ended December 31, 2004 were $4.7 million with a weighted average rate of 1.59%. All advances are open-end overnight borrowings to supplement liquidity and are repaid during the periods when liquidity needs are met with deposits. The Company utilizes short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances, or when additional liquidity is required to support higher customer cash utilization.
     Celtic has a $25,000,000 revolving line-of-credit with a bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $16.1 million at December 31, 2005, which was the highest outstanding balance of the period. The average balance during the 2005 period was $4.8 million. The underlying loans serve as collateral for the borrowings.
Capital Resources
     Under bank regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average assets.
     The following table provides information regarding the Company’s and the Bank’s regulatory capital ratios at December 31, 2005 and December 31, 2004. The increase in the Company’s ratios reflects the impact of the capital stock offering. The decrease in the Bank’s ratios reflects increased asset growth. At December 31, 2005 and December 31, 2004, the Company and the Bank met or exceeded regulatory capital requirements to be considered “well capitalized,” as defined in the regulations issued by the FRB and the FDIC, and it is the Company’s and the Bank’s intention to remain “well capitalized” in the future.

			Well	Minimum
	At	At	Capitalized	Capital
	12/31/05	12/31/04	Requirement	Requirement
Discovery Bancorp:
Total Risk-Based capital ratio	14.73%	N/A	10.00%	8.00%
Tier 1 Risk-Based capital ratio	13.57%	N/A	6.00%	4.00%
Tier 1 Leverage Ratio	13.45%	N/A	5.00%	4.00%

Discovery Bank:
Total Risk-Based capital ratio	11.33%	12.41%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	10.17%	11.30%	6.00%	4.00%
Tier 1 Leverage Ratio	9.92%	10.57%	5.00%	4.00%
     Bancorp was not subject to regulatory capital requirements at December 31, 2004.
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
     At December 31, 2005 and 2004, the Bank had “brokered deposits” of $25.0 million and $9.1 million, respectively. We also used deposits from other financial institutions to fund our loan growth. At December 31, 2005 and 2004, the Bank had deposits from other financial institutions of $15.1 million and $7.4 million, respectively.
     To meet liquidity needs, the Bank maintains a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of December 31, 2005 and 2004, our liquidity ratio was 14.66% and 13.20%, respectively (defined as liquid assets as a percentage of deposits). Liquid assets were composed of Federal Funds sold, available-for-sale investment securities less securities that are pledged to secure treasury, tax and loan deposits and other purposes as required by law, interest-bearing deposits in other financial institutions and cash and due from banks. The Bank’s liquidity ratio at December 31, 2005 and 2004 were slightly below our policy target of 15%. The Bank monitors our liquidity ratios daily and since December, 2005 our liquidity ratios have met our policy guidelines on average and at month end. The Bank attempts to maximize its loan to deposit ratios and minimize its liquidity ratio, consistent with its liquidity needs and policy, to maximize net interest margins.

     The Bank maintains a $2.5 million line of credit with a correspondent bank for the purchase of overnight Federal funds. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow us to borrow up to 15% of our assets. As of December 31, 2005, loans and securities pledged as collateral for this facility would have allowed us to borrow up to approximately $12.9 million. As of December 31, 2005, we have borrowed $12.0 million against this facility. These facilities have been used regularly to provide funding for loans at less cost than brokered deposits. (See “Borrowings” above.)
     Celtic has a $25,000,000 revolving line-of-credit with a non-affiliated bank. The outstanding balance was $16.1 million at December 31, 2005. The agreement provides for the non-affiliated bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime minus 25 basis points.
     The primary sources of liquidity for Bancorp, on a stand alone basis, include the receipt of dividends from the subsidiaries, borrowings, and our ability to raise capital. The ability of Bancorp to obtain funds for the payment of dividends is dependent upon the subsidiaries’ earnings. The availability of dividends from the subsidiaries is also limited by various state and federal statues and regulations. Additionally, the Celtic borrowing agreement requires Celtic to maintain certain financial covenants which may restrict the availability of dividends from Celtic. Bancorp completed a public offering in 2005 and raised $11.2 million. A part of the proceeds was used to repay $550 thousand of Bancorp’s borrowings and fund the $5.2 million cash portion of the Celtic acquisition. Bancorp has also made capital contributions of $2.5 million to the Bank. Bancorp intends to use the remainder of the proceeds to provide resources to enhance Bancorp’s capital, and provide separate working capital for Bancorp.
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
     Interest Rate Risk. Interest rate risk is the exposure of an institution’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest-earning assets and interest-bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g. three-month Treasury bill versus three-month LIBOR) and from interest-

rate-related options embedded in financial products (e.g. loan prepayments, floors and caps, callable investment securities, early withdrawal of time deposits, etc).
     The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses could imply. The Bank recognizes and accepts that interest rate risks are a routine part of its operations and will from time to time impact profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities. The Company’s Risk Management Committee meets at least quarterly to oversee the interest rate risk management process.
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
     The following table sets forth the distribution of repricing opportunities of our interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, which is interest rate sensitive assets less interest rate sensitive liabilities cumulative period to period, and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2005. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	Less			Cumulative
	Than 3	Less Than 1	Less Than	Beyond 5	Non Rate
	Months	Year	5 Years	Years	Sensitive	Total
	(dollars in thousands)
Deposits with financial institutions	$189	$2,114	$2,606	$2,606	$—	$2,606
Federal funds sold	8,145	8,145	8,145	8,145	—	8,145
Investment Securities		257	2,869	3,402	—	3,402
Loans gross	116,670	118,199	125,964	137,582	—	137,582

Total rate sensitive assets	125,004	128,715	139,584	151,735	—	151,735
All other assets					12,971	12,971

Total Assets	$125,004	$128,715	$139,584	$151,735	$12,971	$164,706

Interest Bearing Demand	$28,560	$28,560	$28,560	$28,560	$—	$28,560
Savings	1,987	1,987	1,987	1,987	—	1,987
Time deposits under 100M	12,588	28,032	28,032	28,032	—	28,032
Time deposits over 100M	13,183	32,438	32,438	32,438	—	32,438
Borrowings under line of credit	16,086	16,086	16,086	16,086	—	16,086
Overnight borrowings — FHLB	12,000	12,000	12,000	12,000	—	12,000

Total rate sensitive liabilities	84,404	119,103	119,103	119,103	—	119,103
All other liabilities					22,760	22,760
Shareholders’ equity					22,843	22,843

Total Liability and Equity	$84,404	$119,103	$119,103	$119,103	$45,603	$164,706

Cumulative rate sensitive gap	$40,600	$9,612	$20,481	$32,632	$—

Cumulative rate sensitive gap as a % of total assets	24.65%	5.84%	12.43%	19.81%	—%

				Cumulative
	Less Than	Less Than	Less Than	Beyond	Non Rate
	3 Months	1 Year	5 Years	5 Years	Sensitive	Total
	(Dollars in thousands)
Total Liabilities and Equity	$42,815	$92,922	$92,222	$92,222	$26,747	$119,669

Cumulative rate sensitive gap	$42,950	$(5,380)	$7,230	$17,124	$(17,124)

Cumulative rate sensitive gap as a % of total assets	35.89%	(4.50)%	6.04%	14.31%	(14.31)%
     NOTE: All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation since commencement of operations. Money market accounts are repriced at the discretion of management and generally are more rate sensitive. The Bank’s policy is to limit maturities on certificate of deposits to one year, in most cases, so virtually all reprice within that time frame. The Bank has exhibited the ability to renew or replace these certificates as they mature; however, the Bank bears the risk that their renewal will be at higher rates of interest.
     On December 31, 2005, we had $125.0 million in assets and $84.4 million in liabilities repricing within three months and $128.7 million in assets and $119.1 million in liabilities repricing within one year. This means that we had a positive gap of 24.65% within three months and we had a slight negative one year positive cumulative gap of (5.84%). Over the one year time frame interest income may be affected to a greater extent than interest expense if rates were to increase at the same time and level for both assets and liabilities as the model forecasts. It is more typical for loans to be repriced immediately as the prime rate changes and deposits to lag at a percentage of that rate change. If rates were to fall during this one year period, interest income would decline by a greater amount than interest expense and net income would decrease. Conversely, if rates were to rise the opposite would apply. Over the one year time frame our slight positive gap position indicates that we could benefit slightly from increases in interest rates, but the opposite which is also true for other time frames.
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
     The Bank utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of December 31, 2005, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income and net interest margins.

	Adjusted Net Interest
Interest Rate Scenario	Income	Change From Base
	(dollars in thousands)
Up 300 basis points	$7,884	28.24%
Up 200 basis points	7,344	19.45%
Up 100 basis points	6,768	10.08%
Base	6,148	0.00%
Down 100 basis points	5,821	-5.32%
Down 200 basis points	5,502	-10.51%
Down 300 basis points	5,220	-15.09%
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
     Since June 2004, the FRB has increased rates fourteen times to 7.50%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of the money supply by the FRB to control the rate of inflation has an impact on our earnings. The changes in interest rates may also have a corresponding impact on the ability of borrowers to repay loans with us.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Discovery Bancorp
San Marcos, California
We have audited the accompanying consolidated balance sheet of Discovery Bancorp and subsidiaries as of December 31, 2005, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Discovery Bank as of December 31, 2004 and 2003 were audited by other auditors whose report dated February 14, 2005 expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Bancorp and subsidiaries as of December 31, 2005 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ HUTCHINSON AND BLOODGOOD LLP
Glendale, California
March 2, 2006

ITEM 7. FINANCIAL STATEMENTS
DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

Cash & due from banks	$6,709,337	$1,638,876
Fed Funds sold	8,145,000	4,945,000

Cash and cash equivalents	14,854,337	6,583,876
Interest-bearing deposits at banks	2,606,257	2,691,623
Investment securities available-for-sale	3,401,737	2,705,734
Common stock, substantially restricted	647,500	483,000
Loans, net of allowance for loan losses of $1,784,498 in 2005 and $998,137 in 2004	134,325,780	80,036,566
Goodwill	1,731,000	—
Accrued interest receivable and other assets	1,127,382	771,587
Premises and equipment, net	6,011,572	5,933,602

TOTAL ASSETS	$164,705,565	$99,205,988

LIABILITIES

Deposits
Non-interest-bearing demand	$21,568,634	$14,761,372
Interest-bearing demand	28,560,226	27,487,866
Savings	1,986,925	1,449,503
Time, under $100,000	28,031,848	18,035,413
Time, $100,000 and over	32,437,453	17,937,972

Total deposits	112,585,086	79,672,126
Borrowings under line of credit	16,085,861	—
Overnight borrowings — FHLB	12,000,000	9,000,000
Accrued interest payable and other liabilities	1,191,947	234,370

TOTAL LIABILITIES	141,862,894	88,906,496

COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,871,883 and 1,037,498 shares at December 31, 2005 and December 31, 2004, respectively	22,775,785	10,756,630
Retained earnings (accumulated deficit)	105,576	(447,104)
Accumulated other comprehensive loss	(38,690)	(10,034)

	22,842,671	10,299,492

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,705,565	$99,205,988

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
INTEREST INCOME
Interest and fees on loans	$9,435,090	$4,805,935	$3,172,662
Interest on federal funds sold	281,407	49,136	40,094
Interest on securities	148,851	77,782	47,148
Other	84,864	71,715	32,355

TOTAL INTEREST INCOME	9,950,212	5,004,568	3,292,259

INTEREST EXPENSE
Deposits	2,462,106	1,105,032	850,093
Borrowings under line of credit	333,495	—	—
Overnight borrowing — FHLB	327,350	75,302	15,983
Other	9,444	—	—

TOTAL INTEREST EXPENSE	3,132,395	1,180,334	866,076

NET INTEREST INCOME	6,817,817	3,824,234	2,426,183

PROVISION FOR LOAN LOSSES	786,361	237,798	288,589

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,031,456	3,586,436	2,137,594

NON-INTEREST INCOME
Customer service fees & charges	135,602	61,761	52,522
Gain on sale of SBA loans	123,423	—	—
Rental income, net	291,313	130,516	—
Other loan fees & charges	370,600	90,618	404,264

TOTAL NON-INTEREST INCOME	920,938	282,895	456,786

NON-INTEREST EXPENSE
Salaries and employee benefits	3,137,979	1,836,912	1,310,738
Net occupancy	415,532	260,828	190,190
Furniture and equipment	303,551	173,392	97,032
Data processing	338,098	182,226	125,823
Advertising	150,372	89,281	147,077
Professional	961,057	284,869	120,423
Office supplies	76,711	54,554	28,035
Other operating	614,551	454,429	284,386

TOTAL NON-INTEREST EXPENSE	5,997,851	3,336,491	2,303,704

INCOME BEFORE INCOME TAXES	954,543	532,840	290,677

INCOME TAX (BENEFIT) PROVISION	401,863	(85,800)	(149,200)

NET INCOME	$552,680	$618,640	$439,876

Basic earnings per share	$0.42	$0.60	$0.49
Diluted earnings per share	$0.40	$0.56	$0.46
The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

			Retained	Accumulated
			Earnings	Other	Total
	Common Shares		(Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Deficit)	Income(Loss)	Equity
Balance, January 1, 2003	795,298	$7,669,642	$(1,505,620)	$13,608	$6,177,630
Proceeds from offering	242,000	3,084,988			3,084,988
Net income			439,876		439,876
Change in unrealized loss on investment securities				(6,252)	(6,252)
Total comprehensive income					433,624

Balance, December 31, 2003	1,037,298	10,754,630	(1,065,744)	7,356	9,696,242

Net income			618,640		618,640
Change in unrealized loss on investment securities				(17,390)	(17,390)
Total comprehensive income					601,250
Proceeds from issuance of capital stock	200	2,000			2,000

Balance, December 31, 2004	1,037,498	10,756,630	(447,104)	(10,034)	10,299,492

Comprehensive income:
Net income			552,680		552,680
Change in unrealized loss on investment securities, net of tax effect				(28,656)	(28,656)

Total comprehensive income					524,024
Stock issued as part of Celtic asset purchase	53,613	831,000			831,000
Stock issued as part of offering, net of capital raising costs of $878,819	773,812	11,115,267			11,115,267
Stock options exercised	6,910	71,138			71,138
Warrants exercised	250	3,750			3,750
Repurchase of organizational shares issued	(200)	(2,000)			(2,000)

Balance, December 31, 2005	1,871,883	$22,775,785	$105,576	$(38,690)	22,842,671

     The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$552,680	$618,640	$439,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	786,361	237,798	288,589
Depreciation and amortization	430,714	161,163	86,282
Amortization of deferred loan fees	(293,000)	(234,573)	(51,237)
Loss on disposal of fixed assets	—	1,986	—
Change in deferred tax assets	(3,300)	(86,600)	(205,000)
Change in:
Accrued interest receivable and other assets	(339,181)	(167,447)	(171,885)
Accrued interest payable and other liabilities	876,866	114,664	(262,112)

Net cash provided by operating activities	2,011,140	645,631	124,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(424,237)	(5,873,849)	(116,019)
Proceeds from sales of premises and equipment		19,986	—
Net change in interest bearing deposits at banks	85,366	(158,329)	(2,533,294)
Redemption of interest bearing deposits at banks	—	—	498,000
Purchase of common stock substantially restricted	(164,500)	(209,200)	(213,800)
Sales, maturities and paydowns of securities available-for-sale	1,026,556	2,343,776
Purchases of securities available-for-sale	(1,723,083)	(2,498,054)	(1,980,877)
Net change in loans	(38,816,468)	(20,104,209)	(22,970,858)
Net cash used for purchase of Celtic Capital Corporation	(3,697,551)	—	—

Net cash used for investing activities	(43,713,917)	(26,479,879)	(27,316,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in loans from directors	(100,000)	100,000	—
Proceeds from borrowings under line of credit, net of repayments	5,972,123	4,695,000	4,305,000
Proceeds from warrants exercised	3,750	—	—
Issuance (repurchase) of organizational shares	(2,000)	2,000	—
Proceeds from stock options exercised	71,138
Proceeds from issuance of common stock, net of capital raising costs	11,115,267	—	3,084,988
Net change in deposits	32,912,960	25,510,736	18,765,575

Net cash provided by financing activities	49,973,238	30,307,736	26,155,563

Increase in cash and cash equivalents	8,270,461	4,473,488	(1,036,772)

CASH AND CASH EQUIVALENTS BALANCE

Beginning of period	6,583,876	2,110,388	3,147,160

End of period	$14,854,337	$6,583,876	$2,110,388

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Income taxes	$110,000	$28,500	$800

Interest	$2,985,836	$1,159,713	$863,597

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations - Discovery Bancorp (“Bancorp”) is the holding company for Discovery Bank (the “Bank”), headquartered in San Marcos, California, and Celtic Capital Corporation (“Celtic”), headquartered in Santa Monica, California. On June 22, 2005, Bancorp acquired ownership of the Bank through a corporate reorganization and became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
     During the third quarter of 2004, the Bank formed a wholly owned subsidiary, San Marcos Building, LLC, for the purpose of purchasing a 28,000-square-foot, two story commercial building to house the Bank’s corporate offices and head branch location. The Bank occupies approximately 13,500 square feet with the remaining spaces leased on a short term basis. Net rental income activity for the year totaled $291,313 and is reflected as other income within the consolidated financial statements.
     On August 31, 2005, Bancorp, through its wholly-owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase, were acquired. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank and $5.2 million in cash and 53,613 shares of Bancorp common stock. Celtic Merger Corp. has been renamed Celtic Capital Corporation and operates as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable, equipment and inventory. The financial statements include the accounts of Celtic since the date of acquisition.
     Further, at September 30, 2005, Bancorp had largely completed a $12.8 million stock offering, of which 53,613 shares or $831,000 were issued as part of the Celtic asset acquisition, and received net proceeds of approximately $11.1 million. As of November 8, 2005, the Company closed its public offering registered on Form SB-2 and has issued a total of 773,812 shares of its common stock.
     Bancorp is engaged in one operating segment: providing a wide range of financial services to small-and medium-sized businesses and individuals, including real estate, commercial and consumer loans through its two subsidiaries. Celtic specializes in asset-based and commercial finance lending. The Bank also specializes in asset-based and in SBA-guaranteed lending, which the Bank is designated as a “Preferred Lender” by the Small Business Administration (“SBA”).
     Financial Statement Presentation and Use of Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the balance sheet date. These estimates also affect the amounts of revenues and expenses reported during the period. Actual results could differ from the estimated amounts.
     On June 22, 2005, all of the outstanding shares of the Bank were converted into shares of Discovery Bancorp. The consolidated financial statements for the year ending December 31, 2005 include Bancorp, the Bank and its premises subsidiary, and Celtic’s activities subsequent to the acquisition on August 31, 2005. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements as of December 31, 2004 are derived from Bancorp’s stand-alone financial statements and the audited consolidated financial statements of the Bank and its subsidiary. These consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Bank’s December 31, 2004 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial statements have been included.
     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.
     Concentrations of Credit Risk - Assets and liabilities that subject Bancorp to concentrations of credit risk consist of interest bearing deposits at other banks, investments, loans, and deposits. Most of Bancorp’s customers are located within southern California. The types of securities Bancorp invests in are discussed in Note 2 and Bancorp’s primary lending products are discussed in Note 3. For the years ended December 31, 2005 and 2004, Bancorp did not have any significant concentrations to any one customer or industry. Bancorp obtains what it believes to be sufficient collateral to secure potential losses. The extent and value of the collateral varies based upon the details underlying each loan agreement.
     As of December 31, 2005 and 2004, Bancorp had cash deposits at other financial institutions in excess of FDIC insured limits. However, as Bancorp places these deposits with major financial institutions, management believes the risk of loss to be minimal. Bancorp is required to keep a cash balance at Pacific Coast Bankers Bank equal to $100,000 as of December 31, 2005.
     Cash and Cash Equivalents - For purposes of the statement of cash flows, cash and cash equivalents includes cash, balances due from banks, and federal funds sold that are purchased with an original maturity date less than ninety days.
     Certificates of deposit — Interest-bearing deposits in banks are purchased with an original maturity date greater than ninety days, mature within one to five years and are carried at cost.
     Securities — Bancorp is required to specifically identify its securities as “held-to-maturity,” “available-for-sale” or “trading” securities. Bancorp invested in no securities that were classified as “trading” or “held-to-maturity” during the years ended December 31, 2005 and 2004.
     Securities available-for-sale consists of securities not classified as trading securities or as securities held-to-maturity. Securities available-for-sale are recorded at fair value. Fair value for these investment securities are based on quoted market prices. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income (loss) and carried as accumulated other comprehensive income (loss) within stockholders’ equity until realized.
     Premiums and discounts on purchased securities are recognized in interest income using the effective interest method over the term of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
     Loans — The Bank grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate throughout San Diego County and the surrounding areas. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.
     Celtic originates business loans that are collateralized primarily by business property. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower’s financial condition and the borrower’s capacity to repay the loan. Celtic attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, Celtic monitors and restricts its credit exposure in specific industries and geographic areas.
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
     A loan is considered impaired when, based on current information and events, it is probable that Bancorp will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, construction, and consumer term loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
     Premises and Equipment – Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to twenty five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of improvements. Maintenance and repairs are expensed as incurred while major improvements or additions are capitalized. Gains and losses on dispositions are included in current operations.
     Advertising Costs - Advertising costs are expensed in the period incurred.
     Goodwill - Goodwill arose from the acquisition of Celtic’s assets and is evaluated annually for impairment. If the carrying value of goodwill is determined to be impaired, Bancorp will write down the goodwill to its estimated value. The amount of goodwill written off will be expensed in the year impairment is determined.
     Financial Instruments — In the ordinary course of business, Bancorp has entered into off-balance sheet agreements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.
     Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered when (1) the assets have been isolated from Bancorp, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Bancorp does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
     Income Taxes — Bancorp records its provision for income taxes under the liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between Bancorp’s financial statements and its tax returns. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs.
     Employee Benefit Plan — Bancorp’s contributions to the qualifying employee retirement plan are recorded as compensation cost in the period incurred.
     Stock Option Plan — Bancorp has a stock-based employee compensation plan, which is described more fully in Note 12. Bancorp accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.
     In December 2004, the FASB issued SFAS no. 123 (revised 2004), Share-Based Payment. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement is effective for Bancorp beginning on January 1, 2006 and requires adoption using a modified prospective application or a modified retrospective application. Bancorp has elected to use the modified prospective application method and will therefore record stock option expense beginning on January 1, 2006 for those options that have not vested as of that date.
     The following table illustrates the effect on net income for years ended December 31, 2005, 2004 and 2003 if Bancorp had applied the fair value recognition provisions of FASB Statement No. 123R to stock-based employee compensation. The significant assumptions used by Bancorp’s management in computing these amounts are disclosed in Note 12.

	2005	2004	2003
Net income	$552,680	$618,640	$439,876
Additional compensation for fair value of stock options	(126,045)	(107,282)	(71,139)
Tax benefit	68,338

Pro forma net income	$494,973	$511,358	$368,737

Basic earning per share – as reported	$0.42	$0.60	$0.49
– pro forma	0.37	0.49	0.41

Diluted earning per share – as reported	0.40	0.56	0.46
– pro forma	0.36	0.47	0.39

     As a result of the adoption of SFAS No. 123R and based on the stock-based compensation awards outstanding as of December 31, 2005, Bancorp expects to recognize additional after-tax compensation cost as follows:

2006	$122,504
2007	99,297
2008	76,679
2009	50,392
2010	33,595

$382,467

     Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
     The pro forma tax benefit of $68,338 in 2005 represents the estimated future tax savings related to non-qualified stock options that were expensed on a pro forma basis in prior years. The recording of this pro forma tax benefit in 2005, rather than in prior years, was the result of an improvement in the Bank’s prospects for generating taxable income in the future.
     Earnings Per Share (EPS) - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bancorp relate solely to outstanding stock options, and are determined using the treasury stock method.
     The following is a reconciliation of basic EPS to diluted EPS for the year ended December 31, 2005:

		Weighted Average	Per Share
	Net Income	Shares Outstanding	Amount

Basic EPS:
Income available to common shareholders	$552,680	1,324,298	$0.42
Effect of dilutive securities:
Stock options	—	43,229	(0.02)

Diluted EPS:
Income available to common shareholders	$552,680	1,367,527	$0.40

     The following is a reconciliation of basic EPS to diluted EPS for the year ended December 31, 2004:

		Weighted Average	Per Share
	Net Income	Shares Outstanding	Amount

Basic EPS:
Income available to common shareholders	$618,640	1,037,298	$0.60
Effect of dilutive securities:
Stock options	—	58,157	(0.04)

Diluted EPS:
Income available to common shareholders	$618,640	1,095,455	$0.56

     The following is a reconciliation of basic EPS to diluted EPS for the year ended December 31, 2003:

		Weighted Average	Per Share
	Net Income	Shares Outstanding	Amount

Basic EPS:
Income available to common shareholders	$439,877	897,017	$0.49
Effect of dilutive securities:
Stock options	—	38,957	(0.03)

Diluted EPS:
Income available to common shareholders	$439,877	935,974	$0.46

     Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in stockholders’ equity from non-owner sources, such as unrealized gains and losses on available-for-sale securities, are reported as other comprehensive income and shown as a separate component of the equity section on the balance sheet. For the years ended December 31, 2005 and 2004, unrealized holding losses on available-for-sale securities were the only items of other comprehensive income. Beginning in 2005, other comprehensive income is reported net of taxes.
     Common Stock, Substantially Restricted - As a member of the Federal Home Loan Bank (FHLB), the Bank is required to purchase FHLB stock in accordance with its advances, securities, and deposit agreement. The stock is substantially restricted and may be redeemed at par value, however only in connection with the Bank surrendering its FHLB membership. The Bank also invests in the stock of Pacific Coast Bankers Bank (PCBB), in connection with its advance and correspondent banking arrangement with PCBB. These investments are carried at cost as of December 31, 2005 and 2004.
     Recent Accounting Pronouncements – In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard was effective for fiscal periods beginning after June 15, 2005. Management believes that the adoption of SFAS 153 will not have an impact on Bancorp’s financial statements.
     In May 2005 the FASB issued FASB 154 (Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3) which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.
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
     On November 2, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations, subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. Bancorp does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.
     At December 31, 2005 the Company had no changes in accounting principles.
NOTE 2 — INVESTMENT SECURITIES
     Bancorp’s securities are available-for-sale. The amortized cost of securities and their approximate fair values as of December 31 are:

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government agency Securities	$2,495,967	$0	$(40,567)	$2,455,400
Mortgage-backed Securities	972,592	0	(26,255)	946,337

Total securities	$3,468,559	$0	$(66,822)	$3,401,737

		2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government agency Securities	$2,715,768	$0	$(10,034)	$2,705,734

Total securities	$2,715,768	$0	$(10,034)	$2,705,734

     For the year ended December 31, 2005, the investment securities have fair values less than amortized cost and therefore contain unrealized losses. Bancorp has evaluated these securities and has determined that the decline in value is not other-than-temporary since it related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The unrealized losses amounted to $66,822 as of December 31, 2005.
     Bancorp anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.
     The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2005, by contractual or expected maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$250,000	$249,500
Due after one year through five years	2,245,967	2,205,900
Due after five years	—	—

	2,495,967	2,455,400
Mortgage-backed securities	972,592	946,337

Totals	$3,468,559	$3,401,737

     During the year ended December 31, 2004 the Bank sold mutual funds, with proceeds amounting to $920,893. No gain or loss was recognized from the sale. During the year ended December 31, 2005 and 2003 there were no securities sold.
     Bancorp did not have securities pledged to secure public deposits at December 31, 2005 or 2004. At December 31, 2005 Bancorp had no securities pledged as collateral.
NOTE 3 — LOANS
     The major classifications of loans at December 31 are summarized as follows:

	2005	2004
Real Estate Loans:
Construction &land development loans:	$32,032,857	$10,944,698
Real estate 1st trust deed:	41,343,723	36,668,108
Other real estate mortgage:	2,141,355	2,577,520

Total real estate	75,517,935	50,190,326
Business secured loans	52,221,977	24,855,746
Business unsecured loans	1,389,974	1,257,056
Consumer and other:	7,409,713	4,908,037

Gross loans	136,539,599	81,211,166
Less: deferred loan fees, net	(429,321)	(176,463)
Less: allowance for loan losses	(1,784,498)	(998,137)

	$134,325,780	$80,036,566

     At December 31 2005 and 2004, respectively, $22,957,475 and $17,017,384 of loans were pledged as collateral for the Federal Home Loan Bank revolving line of credit (See Note 6).

NOTE 3 — LOANS
     Transactions in the allowance for loan for losses for years ended December 31, are summarized as follows:

	2005	2004	2003
Balance, beginning of year	$998,137	$760,339	$471,750
Provision for loan losses charged to expense	786,361	237,798	288,589
Loans charged-off	—	—	—
Recoveries of loans previously charged-off

Balance, end of year	$1,784,498	$998,137	$760,339

     It is our policy to place loans on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans will be placed on non-accrual earlier if there is a reasonable doubt as to the collectibility of principal and interest. Loans which are in the process of renewal in the normal course of business or are well secured and in the process of collection will continue to accrue interest if Bancorp considers the risk of loss to be minimal.
     Impaired loans at December 31, 2005 increased $726,000 from zero at December 31, 2004, representing 0.53% of gross loans. The increase relates to one commercial real estate construction loan which is on non-accrual status. Interest income of $15,074 was collected and recognized on this loan in 2005 and the valuation allowance against the loan is $145,200. There were no other non-accrual loans, loans past due 90 days or more, restructured loans, or impaired loans or loans that have or had a higher than normal risk of loss. The average investment in impaired loans is $363,000 in 2005 and zero in 2004.
     Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balance of loans serviced for others totaled $8,622,103 at December 31, 2005. The fair value of loan servicing rights is not material.
NOTE 4 — PREMISES AND EQUIPMENT
     Premises and equipment consisted of the following at December 31:

	2005	2004
Building and improvements	$4,027,129	$4,107,383
Equipment, furniture and fixtures	1,883,808	1,001,737
Land	1,000,000	1,000,000

	6,910,937	6,109,120
Less: accumulated depreciation	(899,365)	(175,518)

Premises and equipment, net	$6,011,572	$5,933,602

NOTE 5 — DEPOSITS
     At December 31, 2005, the scheduled maturities of time deposits are as follows:

	Time Deposits	Time Deposits
	< $100,000	> $100,000
2006	$28,031,848	$32,437,453
2007	—	—

	$28,031,848	$32,437,453

NOTE 6 — BORROWINGS
     The Bank has a continuous revolving line of credit with Federal Home Loan Bank (FHLB) providing for working capital advances up to $12,891,730. Borrowings are payable on demand and are fully collateralized by certain Bank assets. Interest on outstanding borrowings accrues at the rates negotiated at the time of borrowing which range from 2.36% to 4.39% during 2005. The Bank had $12,000,000 outstanding against the line as of December 31, 2005 at a rate of 4.39%. The Bank had $9,000,000 outstanding against the line as of December 31, 2004.
     The Bank has an unsecured line of credit with Pacific Coast Bankers Bank (PCBB) providing for federal fund purchases up to $2,500,000. Interest on outstanding borrowings accrues at the PCBB daily fed fund rate. The Bank had no outstanding borrowings against the line as of December 31, 2005 and 2004.
     Celtic has a $25,000,000 revolving line-of-credit with Wells Fargo. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Celtic was in compliance with all covenants as of December 31, 2005. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $16.1 million at December 31, 2005. The underlying loans serve as collateral for the borrowings.
NOTE 7 — INCOME TAXES
     The provision for income taxes consisted of the following for the years ended December 31:

	2005	2004	2003
Current:
Federal	$721,245	$—	$—
State	206,502	800	55,800
Benefit from net operating loss carryforwards	(522,584)	—	—

	405,163	800	55,800

Deferred:
Federal	51,470	148,800	73,530
State	(54,770)	71,100	27,970

	(3,300)	219,900	101,500

Decrease in valuation allowance	0	(306,500)	(306,500)

(Benefit) provision for income taxes	$401,863	$(85,800)	$(149,200)

     The following summarizes the differences between the provision for income taxes for financial statement purposes and the federal statutory rate of 34% for the years ended December 31:

	2005	2004	2003
Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.1	7.1	7.1
Permanent adjustments	1.0	0.1	1.3
Other	—	(3.7)	11.6
Decrease in valuation allowance	—	(52.0)	(105.3)

Effective tax rate	42.1%	(14.5)%	(51.3)%

     The components of the net deferred tax asset are as follows at December 31:

	2005	2004
Deferred Tax Assets:
Allowance for loan losses	$639,689	$315,200
Federal net operating loss carryforward	0	440,800
California net operating loss carryforward	0	81,800
Organizational expenditures and start-up costs	18,600	46,500
Unrealized loss on securities available for sale	27,502	0
Acquisition costs	166,166	0

Deferred Tax Liabilities:
Accumulated amortization — goodwill	(15,831)	0
FHLB stock dividends	(7,844)	0
Depreciation	(444,593)	(445,200)
Accrual to cash adjustment	(61,287)	(147,500)

Net deferred tax asset	322,402	291,600
Less valuation allowance	-0-	-0-

Net deferred tax asset	$322,402	$291,600

     As of December 31, 2004, Bancorp has net operating loss carryforwards of approximately $1,297,000 and $754,000 available to reduce future federal and state taxable income, respectively. All net operating loss carryforwards were fully utilized in 2005.
     In 2005, Bancorp has recognized net deferred tax assets. Management believes that Bancorp will realize the deferred tax benefit in the normal cause of business. Bancorp has eliminated its valuation allowance.
NOTE 8 — REGULATORY CAPITAL
     Bancorp and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Bancorp and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under existing state laws, the Bancorp and Bank are restricted in their ability to pay dividends.
     Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, all of which are defined in the regulations.

     To be categorized as adequately capitalized, Bancorp and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Management believes the institution is well capitalized under the prompt corrective action provisions.
     Bancorp and the Bank’s required and actual capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2005:

Total Risk-based Capital to
Risk-weighted Assets
Consolidated	$22,972	14.73%	$12,472	8.00%	$15,590	10.00%
Discovery Bank	$15,282	11.33%	$10,792	8.00%	$13,490	10.00%

Tier 1 Capital to Risk -
Weighted Assets
Consolidated	$21,151	13.57%	$6,236	4.00%	$9,354	6.00%
Discovery Bank	$13,715	10.17%	$5,396	4.00%	$8,094	6.00%

Tier 1 Capital to
Average Assets Consolidated	$21,151	13.45%	$6,292	4.00%	$7,865	5.00%
Discovery Bank	$13,715	9.92%	$5,528	4.00%	$6,910	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:

Total Risk-based Capital to
Risk-weighted Assets
Discovery Bank	$11,385	12.41%	$7,341	8.00%	$9,176	10.00%

Tier 1 Capital to Risk -
Weighted Assets
Discovery Bank	$10,365	11.30%	$3,670	4.00%	$5,505	6.00%

Tier 1 Capital to
Average Assets
Discovery Bank	$10,365	10.57%	$3,923	4.00%	$4,904	5.00%

NOTE 9 — LEASE COMMITMENTS
     Bancorp leased a bank branch facility and two lending facilities under leases expiring through August 2009. Rent expense for the years ended December 31, 2005 and 2004 was approximately $91,000 and $189,000, respectively. Approximately $39,000 of the 2004 rental expenses were a result of lease terminations, as the Bank terminated these leases effective December 15, 2004.
     In July 2004, the Bank purchased a headquarters building for $4,950,000 and made improvements of approximately $500,000. The Bank occupied the building on December 6, 2004.
     Minimum Payments required under non-cancelable operating leases with terms in excess of one year are as follows for years ending December 31:

2006	$175,110
2007	$164,945
2008	$138,205
2009	$93,436
NOTE 10 — RELATED PARTY TRANSACTIONS
     The Bank grants loans to and accepts deposits from directors, major stockholders and officers as well as entities with which these individuals are associated. Management believes these transactions were made in the ordinary course of business under substantially the same terms and conditions, including interest rates and collateral requirements, as comparable transactions with other customers, and did not involve more than normal credit risk or present other unfavorable features. Loan balances outstanding from related parties at December 31, 2005 and 2004 were approximately $2,829,760 and $4,010,000, respectively. Deposits from related parties at December 31, 2005 and 2004 were $1,464,726 and $2,700,000, respectively.
     The following chart represents related party loan transactions during the years ended December 31:
Related Party Loan Transactions

	Beginning Balance	Additions	Repayment	Ending Balance
2005	$4,010,000	$583,492	$1,763,732	$2,829,760
2004	$1,784,000	$3,258,000	$1,032,000	$4,010,000
NOTE 11- EMPLOYEE BENEFIT PLAN
     Bancorp has a 401(k) plan, established through the Bank during fiscal year 2002, whereby substantially all employees are eligible to participate. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. Bancorp makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the 401(k) plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2005, 2004 and 2003, Bancorp contributed $74,641, $32,459 and $15,650 respectively, to the 401(k) plan.
NOTE 12 — STOCK OPTION PLAN
     Bancorp has a stock option plan (hereinafter the “Plan”) which provides for non-qualified stock options for non-officer directors and incentive stock options for employees for a maximum of 500,000 shares of authorized common stock. Pursuant to the Plan, Bancorp has awarded options at the initial offering price of $10 per share to directors and employees. The options granted vest and become exercisable in incremental percentages over five years from the grant date and expire ten years after grant.

     The pro forma information disclosed in Note 1 portrays as compensation the value of stock options granted using an option valuation model. Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 2005 and 2004 is allocated to pro forma earnings over the vesting period of the options. The following assumptions were used to estimate the fair value of the stock options granted:

	2005	2004
Vesting period	5 Years	5 Years
Risk-free interest rate	4.36%	4.19%
Dividend yield rate	0%	0%
Price volatility	29%	23%
Weighted average expected life of options	10 Years	10 Years
     Stock option transactions for years ended December 31 were:

	2005		2004
		Weighted		Weighted
	Granted	Average	Granted	Average
	Options	Exercise	Options	Exercise
	for	Price of	for	Price of
	Common	Shares	Common	Shares
	Stock	Under Plan	Stock	Under Plan
Beginning balance	206,210	$11.38	173,326	$10.54
Granted	50,600	15.85	33,884	15.64
Exercised	(6,910)	10.29	—	—
Forfeited	(9,093)	15.34	(1,000)	11.30

Ending Balance	240,807	$12.20	206,210	$11.38

Weighted average fair value of options granted during the year		$7.90		$6.89
     The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2005:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price
Incentive stock options	103,865	7.1 Years	$12.85	43,108	$10.66

Non-qualified options	136,942	6.8 Years	$11.74	79,231	$10.57

	240,807	6.9 Years	$12.20	122,339	$10.60

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     Bancorp is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of Bancorp’s involvement in particular classes of financial instruments.
     Bancorp’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
     At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
Unfunded commitments under lines of credit	$38,625,645	$21,896,174
Commercial and standby letters of credit	565,872	482,137
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
     Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. All standby letters of credit issued by Bancorp expire within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Bancorp generally holds collateral supporting those commitments, if deemed necessary.
     Lines of credit and commercial and standby letters of credit are variable rate loans generally tied to the prime rate or other variable indexes.
NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information.
     Because no quoted market price exists for a significant portion of Bancorp’s financial instruments, the fair values of such financial instruments are derived based on the amount and timing of future cash flows, estimated discount rates, as well as management’s best judgment with respect to current economic conditions. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision.
     The fair value information provided is indicative of the estimated fair values of those financial instruments and should not be interpreted as an estimate of the fair market value of Bancorp taken as a whole. The disclosures do not address the value of recognized and unrecognized nonfinancial assets and liabilities or the value of future anticipated business. In addition, tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.
     The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2005 and 2004:
     Cash and short-term investments - These financial instruments have relatively short maturities or no defined maturities but are payable on demand, with little or no credit risk. For these instruments, the carrying amounts represent a reasonable estimate of fair value.

     Investment securities available-for-sale - Investment securities available-for-sale are reported at their fair values based on quoted market prices.
     Loans - Fair values were estimated for performing loans by discounting the future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loans. Fair values for non-performing loans are based on discounted cash flow analyses or underlying collateral values, where applicable.
     Deposits - The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2005 and 2004. The fair value of time deposits were the amounts payable at maturity as all time deposits mature within one year.
     Short-term borrowings - For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.
     Commitments to extend credit and letters of credit - The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2005 and 2004.
     The following table presents the carrying amounts and fair values of financial instruments at December 31:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
FINANCIAL ASSETS
Cash and other short term investments	$14,854,337	$14,854,337	$6,583,876	$6,583,876
Interest-bearing deposits with banks	2,606,257	2,606,257	2,691,623	2,691,623
Investment securities, available for sale	3,401,737	3,401,737	2,705,734	2,705,734
Loans, net	134,325,780	132,549,591	80,036,566	79,616,594
FINANCIAL LIABILITIES
Deposits	112,585,086	112,585,086	$79,679,056	$79,679,056
Borrowings	12,000,000	12,000,000	9,000,000	9,000,000
NOTE 15 – PURCHASE OF ASSETS AND LIABILITIES
     On August 31, 2005, Bancorp, through its wholly-owned subsidiary (Celtic Merger Corp.), acquired the assets and certain liabilities of Celtic Capital Corporation for a purchase price of $5.2 million in cash and the issuance of 53,613 shares of Bancorp common stock. The value of the stock was determined to be $15.50 per share at the time of the acquisition. The source of funds for the acquisition was available cash, primarily from the partially completed August, 2005 $12.8 million common stock offering. Celtic Merger Corp. assumed the premises leases of Celtic Capital Corporation’s two offices. Celtic Merger Corp., as part of the asset purchase, also entered into certain employment and consulting agreements with Celtic Capital Corporation’s principals.
     The acquisition was accounted for using the purchase method of accounting and, accordingly, Celtic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(dollars in thousands)
Assets acquired:
Cash	$1,529
Loans	15,966
Goodwill	1,731
Other assets	98

Total assets acquired	$19,324

(dollars in thousands)
Liabilities assumed:
Borrowing under line of credit	$13,214
Other liabilities	53

Total liabilities assumed	$13,267
     Goodwill of $1.7 million represents the excess of purchase price paid over the estimated fair values of the assets acquired, net of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with goodwill during the period ending December 31, 2005.
NOTE 16 – EMPLOYMENT AGREEMENTS
     Bancorp has entered into employment agreements with certain employees which provide for annual bonuses based upon a predetermined formula, company owned automobiles, expense reimbursements, stock options, and standard and customary medical, dental, and life insurance benefits. The agreements also provide for severance compensation for termination without cause.
NOTE 17 – RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES
     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank and Bancorp. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.
     At December 31, 2005, the Bank’s retained earnings available for the payment of dividends was $456,886. Accordingly, $13,191,555 of Bancorp’s equity in the net assets of the Bank was restricted at December 31, 2005. Loans and advances from the Bank to Bancorp are limited to 25% of the Bank’s primary capital plus the allowance for loan losses on secured basis and 15% on an unsecured basis.
     In addition, dividends paid by the Bank to Bancorp would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
NOTE 18 – STOCK WARRANTS
     In 2003, Bank issued 242,000 shares of common stock in a private placement offering for $13.50 per share. Purchasers of the common stock received one stock warrant for every four shares of common stock purchased. The warrants will expire three years from the date of issuance in December 2006. The status and activity of warrants for years ending December 31, 2005, 2004 and 2003 are summarized as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
December 31:

Warrants
Outstanding at beginning of year	60,500	$15.00	60,500	$15.00	60,500	$15.00
Exercised	(250)	15.00	—	—	—	—

Outstanding at end of year	60,250	$15.00	60,500	$15.00	60,500	$15.00

     Each warrant entitles the holder to purchase from Bancorp, for cash, one share of common stock, subject to adjustment under certain conditions (including a stock split or stock dividend), at a price of $15 per share. Warrants are transferable apart from the common stock, but are not redeemable by the Bank. Holders of warrants do not possess any rights as shareholders of the Bank. In the event of a merger or consolidation in which Bancorp is not the surviving entity, each warrant shall automatically be converted into a right to receive the securities or property into which a share of common stock was converted pursuant to the merger or consolidation or, at the option of the successor corporation, all warrant holders will be given notice and at least thirty (30) days to exercise their warrants.
NOTE 19 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
     Discovery Bancorp acquired ownership of the Bank through a corporate reorganization and became a bank holding company on June 22, 2005 registered under the Bank Holding Company Act of 1956, as amended. Inception of Discovery Bancorp was October 7, 2004 and therefore no financial information is applicable for 2003. Following is the parent company only financial information for Discovery Bancorp for 2005 as a holding company and for 2004 as a separate entity:
DISCOVERY BANCORP
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Cash & due from banks	$2,913,005	$6,930
Investment in subsidiaries	19,770,710	—
Other assets	269,274	38,133

TOTAL ASSETS	$22,952,989	$45,063

LIABILITIES

Loan payable and other liabilities	$110,318	$100,000

TOTAL LIABILITIES	110,318	100,000

STOCKHOLDERS’ EQUITY

Common stock	22,775,785	2000
Retained earnings	105,576	(56,937)
Accumulated other comprehensive loss	(38,690)	—

	22,842,671	(54,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,952,989	$45,063

DISCOVERY BANCORP
STATEMENTS OF INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
INCOME:
Interest income	$—	$—

EXPENSE:
Interest expense	9,444
Professional expense	462,181	56,937
Other expense	106,660

TOTAL EXPENSE	578,285	56,937

Loss before income taxes and equity in undistributed net income of subsidiaries	(578,285)	(56,937)
INCOME TAX BENEFIT	246,868	—
Equity in undistributed net income of subsidiaries	884,097	—

NET INCOME(LOSS)	$552,680	$(56,937)

DISCOVERY BANCORP
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
FOR THE YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$552,680	$(56,937)
Earnings of Discovery Bank	(847,050)	—
Earnings of Celtic Capital Corporation	(37,047)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in other assets	(259,277)	(38,133)
Changes in other liabilities	110,318

Net cash used in operating activities	(480,376)	(95,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution in subsidiaries	(4,004,153)	—
Net cash used for purchase of Celtic Capital Corporation	(3,697,551)	—

Net cash used for investing activities	(7,701,704)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in loans from Directors	(100,000)	100,000
Proceeds from warrants exercised	3,750	—
Issuance (repurchase) of organizational shares	(2,000)	2,000
Proceeds from stock options exercised	71,138	—
Proceeds from issuance of common stock, net of capital raising costs	11,115,267	—

Net cash provided by financing activities	11,088,155	102,000

Increase in cash and cash equivalents	2,906,075	6,930

CASH AND CASH EQUIVALENTS BALANCE

Beginning of period	6,930	0

End of period	$2,913,005	$6,930

ITEM 8. CHANGES IN AN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Effective December 1, 2005, the Company’s Audit Committee approved the dismissal of Moss Adams LLP Certified Public Accountants (“Moss Adams”) as its principal independent accountant. Neither of the reports issued by Moss Adams on the consolidated audited financial statements for the periods ended December 31, 2003 and December 31, 2004 contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.
     In connection with the audits of the two fiscal years ended December 31, 2004, there were no disagreements with Moss Adams, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moss Adams’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.
     In early 2005, Moss Adams advised the Company that it needed additional expertise to assist with controls over financial reporting and that a material weakness existed on a going forward basis. Moss Adams was therefore of the opinion that internal controls necessary to develop reliable financial statements did not exist. The Company’s Audit Committee discussed the matter with Moss Adams and was in agreement with Moss Adams regarding the need to retain additional expertise to assist with controls over financial reporting. As a result of such discussions, a new controller was hired on March 1, 2005, who assisted in the preparation of the Company’s amended Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission in connection with the holding company reorganization. That individual left in early May 2005 to take another position. Thereafter, the Company’s and the Bank’s chief financial officer tendered her resignation which was effective September 30, 2005. Therefore, management instituted a search for a new chief financial officer or similar senior financial executive and effective July 21, 2005, Mr. Martin McNabb commenced employment as the Company’s and the Bank’s controller. Effective October 1, 2005, upon the chief financial officer’s departure, Mr. McNabb became the chief financial officer of the Company and the Bank. Mr. McNabb has hired a controller and taken additional steps to ensure appropriate controls over financial reporting are in place. The Company’s management believes these actions taken have addressed the above mentioned material weakness and that there is no longer a material weakness in the finance area on a going forward basis. Furthermore, the Company has authorized Moss Adams to respond fully to any inquiries of Hutchinson & Bloodgood LLP Certified Public Accountants (“Hutchinson & Bloodgood”), the Company’s successor accountant, concerning the above subject matter.
     Effective December 1, 2005, the Company engaged Hutchinson & Bloodgood as its principal independent accountant to audit the financial statements commencing with the year ended December 31, 2005. Prior to their engagement as the Company’s new accountant, the Company consulted with Hutchinson & Bloodgood regarding the need for additional expertise to assist with controls over financial reporting. Hutchinson & Bloodgood agreed with the Company’s view that the actions taken with respect to the hiring of additional persons with financial reporting expertise have addressed the above mentioned material weakness and that there is no longer a material weakness in the finance area on a going forward basis. The Company did not receive any written views from Hutchinson & Bloodgood regarding the matter.
     Neither the Company, nor someone on its behalf, consulted Hutchinson & Bloodgood regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

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
     Bancorp’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of Bancorp’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Bancorp’s disclosure controls and procedures are effective, providing them with material information relating to Bancorp as required to be disclosed in the reports Bancorp files or submits under the Exchange Act on a timely basis.
(b) Changes in Internal Controls
     There were no significant changes in Bancorp’s internal controls or in other factors that could significantly affect Bancorp’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Bancorp’s internal controls except as noted below.
     Like many independent financial institutions, our ability to implement our business plan is closely tied to the strengths of our chief executive officer and other senior officers. In addition, we are subject to the reporting requirements of the Securities Exchange Act of 1934, including the corporate governance requirements of the Sarbanes-Oxley Act of 2002. In early 2005 management believed that Bancorp and the Bank needed additional expertise to assist with controls over financial reporting and that a material weakness existed on a going forward basis. As a result, a new controller was hired on March 1, 2005, who assisted in the preparation of Bancorp’s amended Registration Statement on Form S-4, which was filed with the SEC in connection with the bank holding company reorganization. That individual left in early May to take another position. Thereafter, Bancorp’s and the Bank’s chief financial officer tendered her resignation which was effective September 30, 2005. Therefore, management instituted a search for a new chief financial officer or similar senior financial executive and effective July 21, 2005, Mr. Martin McNabb commenced employment as Bancorp’s and the Bank’s controller. Effective October 1, 2005, upon the chief financial officer’s departure, Mr. McNabb became the chief financial officer of Bancorp and the Bank. Mr. McNabb has hired a controller and taken additional steps to ensure appropriate controls over financial reporting are in place. Management believes these actions taken have addressed the above mentioned material weakness and that there is no longer a material weakness in the finance area on a going forward basis.
ITEM 8B. OTHER INFORMATION
     None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by Item 9 will be included in an amendment to this Annual Report on Form 10-KSB, which will be filed within 120 days after the end of the Company’s fiscal year covered by this Annual Report (pursuant to General Instruction E.3 of Form 10-KSB).
ITEM 10. EXECUTIVE COMPENSATION
     The information required by Item 10 will be included in an amendment to this Annual Report on Form 10-KSB, which will be filed within 120 days after the end of the Company’s fiscal year covered by this Annual Report (pursuant to General Instruction E.3 of Form 10-KSB).
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized For Issuance Under Equity Compensation Plans
     The information required by Item 11 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 – Market for Common Equity and Related Shareholder Matters—Securities Authorized For Issuance Under Equity Compensation Plans” above.
Additional Information Required by Item 11
     The additional information required by Item 11 will be included in an amendment to this Annual Report on Form 10-KSB, which will be filed within 120 days after the end of the Company’s fiscal year covered by this Annual Report (pursuant to General Instruction E.3 of Form 10-KSB).
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 12 will be included in an amendment to this Annual Report on Form 10-KSB, which will be filed within 120 days after the end of the Company’s fiscal year covered by this Annual Report (pursuant to General Instruction E.3 of Form 10-KSB).
ITEM 13. EXHIBITS
     The following is a list of exhibits filed as a part of this Annual Report.

2.1	Plan of Reorganization and Merger Agreement, dated October 20, 2004, by and between Discovery Bank and DB Merger Company (1)

3.1	Articles of Incorporation of Discovery Bancorp (1)

3.2	Bylaws of Discovery Bancorp (1)

4.1	Form of Discovery Bank Warrant (1)

4.2	Shareholder Agreement, dated October 20, 2004 (1)

10.1	Discovery Bancorp 2004 Stock Option Plan (1)

10.2	Form of Discovery Bancorp Stock Option Agreement (1)

10.3	Form of Discovery Bancorp Indemnity Agreement (1)

10.4	Lease Agreement (338 Via Vera Cruz) (1)

10.5	Employment Agreement, dated January 1, 2005, with James P. Kelley, II (2)

10.6	Employment Agreement, dated January 1, 2005, with Joseph Carona (2)

10.7	Employment Agreement, dated January 1, 2005, with Lou Ellen Ficke (2)

10.8	Employment Agreement, dated February 1, 2005, with Stanley Cruse (2)

10.9	Celtic Asset Purchase Agreement, dated January 27, 2005 (2)

10.10	Employment Agreement, dated July 21, 2005, with Martin McNabb (3)

10.11	Employment Agreement, dated January 27, 2005, with Mark Hafner (4)

10.12	Employment Agreement, dated January 27, 2005, with Alex Falo (4)

10.13	Consulting Agreement, dated January 27, 2005, with Bron Hafner (4)

11.1	Statement re: Computations of Per Share Earnings (See Note 1 to Consolidated Financial Statements contained in “Item 7 Financial Statements” of this Annual Report on Form 10-KSB).

16.1	Letter on Change in Certifying Accountant (5)

21.1	List of Subsidiaries

24.1	Power of Attorney (included with Signatures)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Periodic Financial Report

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on January 18, 2005.

(2)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on April 6, 2005.

(3)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on July 27, 2005.

(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on November 18, 2005.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 will be included in an amendment to this Annual Report on Form 10-KSB, which will be filed within 120 days after the end of the Company’s fiscal year covered by this Annual Report (pursuant to General Instruction E.3 of Form 10-KSB).

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2006.

DISCOVERY BANCORP (Registrant)
By:	/s/ James P. Kelley, II
James P. Kelley, II
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Kelley, II, Martin McNabb and S. Alan Rosen, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-KSB and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Cairns	Director	March 31, 2006

Robert Cairns

/s/ Gabriel P. Castano	Director	March 31, 2006

Gabriel P. Castano

Name	Title	Date

/s/ Walter F. Cobb	Director	March 31, 2006

Walter F. Cobb

/s/ Bron Hafner, Sr.	Director	March 31, 2006

Bron Hafner, Sr.

/s/ James P. Kelley, II	President and Chief Executive	March 31, 2006
James P. Kelley, II	Officer (Principal Executive Officer)

/s/ Michael A. Lenzner	Director	March 31, 2006

Michael A. Lenzner

/s/ Martin McNabb	Executive Vice President and Chief	March 31, 2006
Martin McNabb	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony J. Pitale	Director	March 31, 2006

Anthony J. Pitale

/s/ John R. Plavan	Director	March 31, 2006

John R. Plavan

/s/ Stuart Rubin	Chairman of the Board	March 31, 2006

Stuart Rubin

/s/ Mark W. Santar	Director	March 31, 2006

Mark W. Santar