Form 10KSB/A
period 2005-12-31
Discovery Bancorp
filed 2006-04-13
CIK 1313868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1
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
(760) 736-8900
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: NONE
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐ Not Applicable.
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
As of April 10, 2006, 1,871,883 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑
EXPLANATORY NOTE
The purposes of this amendment are to include the information required by Part III (Items 9, 10, 11, 12 and 14), which was omitted in the original filing pursuant to General Instruction E.3 of Form 10-KSB, to correct the percentages in the loan loss allocation table on page 36, and to incorporate minor typographical, rounding and cosmetic changes which the Company considers immaterial. This Form 10-KSB/A also includes new Certifications by our President and Chief Executive Officer and by our Chief Financial Officer under Item 13 of Part III, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-KSB. Except for the foregoing matters, no other information included in our original Form 10-KSB for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006, is amended by this Form 10-KSB/A.

DISCOVERY BANCORP
FORM 10-KSB/A

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

Option Plan, which is our only equity compensation plan.

	Number of Securities
	to be Issued	Weighted-Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance
Equity compensation plans approved by security holders:
2004 Stock Option Plan	240,807	$12.22	252,283
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A

Total	240,807	$12.22	252,283

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

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
STATEMENT OF OPERATIONS SUMMARY:
Interest income	$9,950	$5,004	$3,292
Interest expense	3,132	1,180	866

Net interest income	6,818	3,824	2,426
Provision for loan losses	786	238	289

Net interest income after provision for loan losses	6,032	3,586	2,137
Other income	920	283	457
Other expenses	5,997	3,336	2,303

Income before provision for income taxes	955	533	291
Income tax provision (benefit)	402	(86)	(149)

Net income	$553	$619	$440

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
PER SHARE DATA
Basic earnings(1)	$0.42	$0.60	$0.49
Diluted earnings(2)	$0.40	$0.56	$0.46
Book value(3)	$12.20	$9.93	$9.35
Cash dividends	$—	$—	$—
Weighted average number of shares outstanding	1,324,298	1,037,298	897,017
Weighted average number of shares outstanding (fully diluted)	1,367,527	1,095,455	935,974

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
STATEMENT OF CONDITION SUMMARY:
Cash and due from banks	$6,709	$1,639	$1,495
Federal Funds sold	$8,145	$4,945	$615
Interest-bearing deposits	$2,606	$2,692	$2,533
Investment securities	$3,402	$2,706	$2,843
Loans, net of unearned income	$136,110	$81,035	$60,696
Allowance for possible loan losses	$1,784	$998	$760
Total assets	$164,706	$99,206	$68,282
Total deposits	$112,585	$79,672	$54,161
Short term borrowings(4)	$28,086	$9,000	$4,305
Total stockholders’ equity	$22,843	$10,299	$9,696

PERFORMANCE RATIOS:
Return on average assets	0.41%	0.72%	0.81%
Return on average equity	3.72%	6.16%	5.74%
Net interest margin	5.58%	4.76%	4.59%
Efficiency ratio(5)	77.50%	81.24%	79.88%
Average net loans as a percent of average deposits(6)	98.25%	101.17%	102.53%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	0.53%	0.00%	0.00%
Net charge-offs to average loans	0.00%	0.00%	0.00%
Allowance for loan losses to period-end loans	1.31%	1.23%	1.25%

CAPITAL RATIOS:
Total stockholders’ equity as a percent of total assets	13.87%	10.38%	14.20%
Average equity as a percent of average total assets	11.09%	11.68%	14.07%
Leverage ratio(7)	13.45%	10.57%	15.27%
Tier 1 risk-based capital ratio(7)	13.57%	11.30%	15.05%
Total risk-based capital ratio(7)	14.73%	12.41%	16.23%

(1)	These figures represent the net income divided by the weighted average number of shares outstanding (exclusive of shares exercisable under our Stock Option Plan).
(2)	These figures represent the net income divided by fully diluted weighted average number of shares outstanding.
(3)	The book value per share represents total stockholder’s equity divided by the total number of shares of our common stock outstanding at the end of the period indicated.
(4)	The figure for 2005 includes $16.1 million of Celtic borrowings under their borrowing line with an unaffiliated bank.
(5)	The efficiency ratio is computed by dividing non-interest expense by net interest plus non-interest income, excluding securities gains and losses.
(6)	These figures represent the ratios for the Bank, excluding non-bank affiliate (Celtic) loans which are not funded with Bank deposits.
(7)	The figures for 2004 and 2003 represent the ratios for the Bank only.
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
     The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate). The variance attributable to both the volume and rate changes has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each category.

	Rate/Volume Analysis of Net Interest Income
	Year Ended December 31,			Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increases (Decreases) Due to Changes			Increases (Decreases) Due to Changes
	Volume	in Rate	Total	Volume	in Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Investment securities	$43	$17	$60	$30	$12	$42
Interest-bearing deposits in other banks	5	20	25	32	(4)	28
Federal Funds sold	119	113	232	(4)	13	9
Total Loans[1]	2,837	1,792	4,629	1,755	(122)	1,633

	3,004	1,942	4,946	1,813	(101)	1,712

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	4	(4)	—	49	(23)	26
Money market and saving deposits	123	118	241	110	17	127
Time deposits	569	547	1,116	229	(127)	102
Other borrowings	318	277	595	41	18	59

	1,014	938	1,952	429	(115)	314

Change in net interest income	$1,990	$1,004	$2,994	$1,384	$14	$1,398

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

Loans
     Loan Categories. The following table sets forth the components of total net loans outstanding in each category for the Company as of the dates indicated:

	December 31,		December 31,
	2005		2004
		Percent		Percent of
	Amount	of Total	Amount	Total
Loan Category:		(dollars in thousands)
Real Estate Loans:
Construction & Land Development Loans	$32,033	23%	$10,945	13%
Real Estate 1st Trust Deed	41,344	30%	36,668	45%
Other Real Estate Mortgage	2,141	2%	2,578	3%

Total Real Estate	75,518	55%	50,191	61%
Business Secured Loans	52,221	38%	24,856	31%
Business Unsecured Loans	1,390	1%	1,257	2%
Consumer and Other	7,410	5%	4,908	6%

Total Loans	136,539	100%	81,212	100%
Less Deferred Loan Income	(429)		(177)
Less Allowance for Loan & Lease Loan Losses	(1,784)		(998)

Net Loans	$134,326		$80,037

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

	December 31,		December 31,
	2005		2004
	(dollars in thousands)
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Category to	Allowance	Category
	for Loan	Total	for Loan	to Total
Loan Loss Allocation	Losses	Loans	Losses	Loans
Real Estate:
Construction & Land Development Loans	$216	23%	$141	13%
1st Trust Deed R.E.	446	30%	373	37%
Other Real Estate	11	2%	91	9%

Total Real Estate	672	55%	605	61%
Business Secured Loans	583	38%	322	31%
Business Unsecured Loans	0	0%	14	2%
Consumer and Other:	62	7%	57	6%
Additional Factors:
i.e. - Economic/Concentrations	412	0%	0	0%
Unallocated Allowance	55	0%	0	0%

Total	$1,784	100%	$998	100%

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
     The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2005 (dollars in thousands):

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
     The Bank utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of December 31, 2005, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income and net interest margins (dollars in thousands).

	Adjusted
	Net Interest	Change From
Interest Rate Scenario	Income	Base
Up 300 basis points	$7,884	28.24%
Up 200 basis points	7,344	19.45%
Up 100 basis points	6,768	10.08%
Base	6,148	0.00%
Down 100 basis points	5,821	(5.32)%
Down 200 basis points	5,502	(10.51)%
Down 300 basis points	5,220	(15.09)%
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
ITEM 8B. OTHER INFORMATION
     None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table lists the names and certain information as of March 24, 2006, regarding the directors of Bancorp. Each director will hold office until the next annual meeting of shareholders or until his successor is elected and qualified.

Name	Age	Position
Robert Cairns	59	Director and Secretary
Gabriel P. Castano	55	Director
Walter F. Cobb	73	Director
Bron Hafner	70	Director
James P. Kelley, II	53	Director, President and Chief Executive Officer
Michael A. Lenzner	54	Director
Anthony J. Pitale	63	Director
John R. Plavan	61	Chairman of the Board
Stuart Rubin	52	Director
Mark W. Santar	56	Director
     The Audit Committee, consisting of Directors Cairns (Chair), Cobb, Lenzner, Pitale, Plavan (alternate) and Rubin during 2005, is responsible for overseeing internal auditing and compliance functions and for interfacing with the Company’s independent auditors. The Board of Directors has determined that Directors Cairns and Cobb each qualifies as an “Audit Committee Financial Expert” as defined by the rules of the Securities and Exchange Commission. The Board of Directors has determined that all of the members of the Audit Committee are deemed to be “independent” directors (as such term is defined under current rules promulgated by the Nasdaq Stock Market).
Biographical Information of Directors
     Robert Cairns, a director and the Corporate Secretary of Bancorp since October 2004, a director and the Corporate Secretary of the Bank since its inception in 2001, is a Certified Public Accountant and has been a partner in the accounting firm of Cairns, Eng & Applegate, LLP, Carlsbad, California since its formation in 1979. Mr. Cairns has been practicing in North San Diego County for over 25 years since receiving his CPA license in 1975. Additionally, Mr. Cairns is a Certified Valuation Analyst. Mr. Cairns participates in local community activities, including career days at local high schools, and was a member of the San Marcos Kiwanis Club. He also participates in functions held by the San Marcos Boys and Girls Club, as well as the Women’s Resource Center of Oceanside. Mr. Cairns has been an instructor in accounting at San Diego State University, Palomar Community College and Southwestern Community College. He has also lectured on the topics of S-Corporation matters and credit applications to the Women of Accountancy of San Diego, Union Bank of California and Escondido National Bank.
     Gabriel P. Castano, a director of Bancorp since October 2004 and a director of the Bank since its inception in 2001, is the owner of North County Supply, Inc., a building materials company headquartered in San Marcos, California, which he founded in 1987. Prior to founding North County Supply, Inc., Mr. Castano was a consultant to Larry’s Building Materials, Costa Mesa, California during 1986. From 1976 to 1986, Mr. Castano was associated with Sepulveda Building Materials where he began as a Customer Service Trainee and eventually advanced to the position of Corporate Credit Manager. Mr. Castano also held insurance and real estate licenses, and was a member of the Credit Managers Association of Southern California. Among his community activities, Mr. Castano is a member of the San Marcos Chamber of Commerce and the San Marcos Economic Development Corporation, an organization dedicated to promoting and providing guidance on economic expansion in the San Marcos Area and supports the fund raising activities for the San Marcos Boys and Girls Club.
     Walter F. Cobb, a director of Bancorp since October 2004 and a director of the Bank since its inception in 2001, is a certified public accountant and has practiced public accounting for over 40 years. From 1987 until 2000 he maintained his practice in San Diego. In 2000 he relocated his practice to Hemet and subsequently sold that practice. Effective June 2004, Mr. Cobb became a partner with Cobb, Stees and Company, LLP, located in Rancho Bernardo. He is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, the Society of California Accountants and the National Society of Public Accountants. He is the past president of the Society of California Accountants and the Estate Planning Council of Riverside. He is the former chairman of the State Board of Accountancy Continuing Education Committee. Mr. Cobb has taught accounting at Riverside City College, Imperial Junior College, Mr. San Jacinto Junior College and El Centro High School. Mr. Cobb has prior experience as a bank director, having served as Treasurer, Chairman of the Audit Committee, Loan Committee Member, and Member of the Board of Directors of Valley Merchants Bank from 1990-2000. He has been a member of the Rancho Bernardo Chamber of Commerce, the Hemet Chamber of Commerce, the Hemet Music Boosters, the Poway Chamber of Commerce, the Otay Mesa Chamber of Commerce and the Santa Ana Music Boosters Foundation.

     Bron Hafner has served as a director of Bancorp since September 2005 and as a director of Celtic since September 2005. Mr. Hafner founded Celtic Capital Corporation (“Celtic Capital”), Celtic’s predecessor company, in 1982. Mr. Hafner served as President of Celtic Capital between 1998 and December 1994, and as Chief Executive Officer of Celtic Capital between January 2005 and August 2005. Having begun his career with Union Bank in 1961, Mr. Hafner moved into asset based lending in 1963 with Civic Western Corporation and its successor, Aetna Business Credit; and then co-founded and served as President of Financial Guild of America until 1982. He is a member of the Commercial Finance Association (National) and has served as Director (1983-1999); Member of the Executive Committee (1986-1990 and 1991-1996); Chairman of Small/Independent Finance Company Committee (1985-1988) and a Member of the Western Committee on Education (1983-1987). He is also an active member of the Commercial Finance Conference of California, Inc. and has served as Director (1983-1997); Vice President (1985-1987); President (1987-1989) and Chairman (1990-1991).
     Bron Hafner is the father of Mark A. Hafner, the current President and Chief Executive Officer of Celtic.
     James P. Kelley, II has served as a director and Bancorp’s President and Chief Executive Officer since October 2004 and the Bank’s President and Chief Executive Officer since the Bank’s inception in 2001. Prior to joining the Bank, Mr. Kelley was Senior Vice President, Senior Lending Officer for Rancho Bernardo Community Bank from its formation in 1997 until 2000. There, he was responsible for formulating all loan policies, establishing credit review programs, and developing and maintaining a commercial loan portfolio and SBA loans for sale. Prior to joining Rancho Bernardo Community Bank, Mr. Kelley was a commercial lender at Grossmont Bank and the Bank of California. Mr. Kelley began his banking career with San Diego Trust and Savings Bank in 1979. In 1983, he joined California First Bank where he opened a branch office and, later, managed the bank’s third largest branch. In addition to his banking career, Mr. Kelley was Controller for C Enterprises, a computer and fiber optic cable company, and Finance and Sales Manager and Partner for The Network Company, a computer network integrator based in San Marcos. Mr. Kelley is also involved in various community and charitable organizations, including the Palomar-Pomerado Health Foundation, the Knights of Columbus, the Palomar Community College Foundation and the San Marcos Rotary Club.
     Michael A. Lenzner, a director of Bancorp since October 2004 and a director of the Bank since its inception in 2001, has been a licensed compounding pharmacist since 1979 and owns Life Wellness Pharmacy, Inc. of Carlsbad, California which compounds and sells Bio-Identical Hormones and testing. Mr. Lenzner also owns Life Solutions, Inc. which manufactures and distributes liquid vitamin supplements. In addition to his professional career, Mr. Lenzner is involved in his local church and youth sporting leagues. Mr. Lenzner’s professional affiliations include the American Pharmaceutical Association, the Prescription Compounding Centers of America and the International Association of Compounding Pharmacists.
     Anthony J. Pitale, a director of Bancorp since October 2004, a director of the Bank since November 2004, is the principal of Anthony J. Pitale & Associates, a consulting firm based in Orange County, California. Prior to forming the consulting firm in 2002, Mr. Pitale served as Chief Executive Officer of Life Medical Pharmacy from August 1998 until June 2002 when the company was sold. Mr. Pitale earned a B.S. in Business Administration from Temple University in 1964.
     John R. Plavan has served as Bancorp’s Chairman of the Board since October 2004, as the Bank’s Chairman of the Board since its inception in 2001. Prior to his retirement in 2004 Mr. Plavan was the President and Chief Executive Officer of Plavan Petroleum, Inc., a petroleum products marketing company established in 1986 and located in Escondido, California. In addition to his 90% interest in Plavan Petroleum, Mr. Plavan is the owner and Past President of Plavan Investments, LLC, an equipment leasing company, as well as Vice President of Plavan Commercial Fueling, Inc., a petroleum products marketer, Plavan Properties, LLC, a real estate investment company, and PCF Equipment, LLC, a real estate development firm. Prior to establishing his company, Mr. Plavan was Vice President of W. H. Thompson Distributing Company of Barstow, a beer distributor. Mr. Plavan served as a director of the California Independent Oil Marketers Association, as well as a director of the Escondido and Yucca Valley Chambers of Commerce. His community activities include the Escondido Boys and Girls Club, the Palomar and Magdalena Ecke YMCAs and the San Diego Brain Injury Foundation.
     Stuart Rubin, a director of Bancorp since October 2004 and a director of the Bank since its inception in 2001, has over 25 years experience in the insurance industry and is founder and owner of Rubin Insurance Agency, Inc., a full service insurance agency which represents companies such as Fireman’s Fund, Chubb, Golden Eagle, Travelers and the Hartford. Mr. Rubin is a licensed insurance agent and broker for property, casualty, life and health insurance. He is a member of the Professional Insurance Agents Association and an LUTC graduate. In addition, Mr. Rubin is a managing member of MSM Development LLC, and a founding member of One Governor Park LP, a San Diego based real estate development company. Mr. Rubin participates in fund raising for the Boys and Girls Club, Children’s Hospital Auxiliary, and the March of Dimes. He has also served on the Board of the Rancho Santa Fe Community Center.

     Mark W. Santar, a director of Bancorp since October 2004 and a director of the Bank since its inception in 2001, is President and 50% shareholder of Mar-Con Products, Inc., a pre-cast manufacturer of man holes and ready-mix concrete supplier, and 60% shareholder of R&C Structures, a subcontractor for sewer and storm drains. Both firms are located in San Marcos, California. Mr. Santar is involved in numerous community activities. He has been the Co-Chairman of the 4th of July Fund Raiser Committee for the San Marcos Fireworks Display during the past nine years. He helped to establish the Head Start Program in San Marcos and has made contributions to the community through providing workmanship and building materials for site beautification and building improvement projects. Mr. Santar has been a member of the San Marcos Chamber of Commerce for 24 years. He has supported fund-raising activities of the San Marcos Boys and Girls Club for the past 15 years and the North Coast Family YMCA for the past 25 years. He received the Meritorious Award from the Sheriff’s Department for contributions made to the San Marcos substation. His contributions to the Sheriff’s Department included three bicycle mobile units and the construction of two concrete helicopter pads.
Executive Officers and Significant Employees
     The following table sets forth the names and certain information as of March 24, 2006 concerning: (i) the executive officers of Bancorp, except for Mr. Kelley, who is a director and included in the above table; and (ii) Mark A. Hafner, President and Chief Executive Officer of Celtic, who is a significant employee of the Company. Officers are appointed by the Board of Directors and serve at the Board’s discretion.

			Position with
			Wholly-Owned
			Subsidiary of
Name and Title	Age	Position with Bancorp	Bancorp
Joseph C. Carona	65	Executive Vice President and Chief Administrative Officer	Executive Vice President and Chief Administrative Officer of the Bank

Stanley M. Cruse	56	Executive Vice President	Executive Vice President and Chief Credit Officer of the Bank

Martin McNabb	57	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of the Bank

Mark A. Hafner	43	None	President and Chief Executive Officer of Celtic
     As used throughout this Annual Report, the terms “officer” and “executive officer” mean the President and Chief Executive Officer, the Executive Vice President and Chief Credit Officer, the Executive Vice President and Chief Administrative Officer, and the Executive Vice President and Chief Financial Officer. Bancorp’s Chairman of the Board, Secretary and other Vice Presidents are not considered to be executive officers of Bancorp.
     As used throughout this Annual Report, the term “significant employee” refers to Mark A. Hafner, President and Chief Executive Officer of Celtic.
Biographical Information of Executive Officers and Significant Employees
     Joseph C. Carona has served as Bancorp’s Executive Vice President and Chief Administrative Officer since October 2004, as the Bank’s Executive Vice President and Chief Administrative Officer since the Bank’s inception in 2001. Mr. Carona initiated his banking career in 1970 at Citibank, New York, completing the bank’s management credit training program, and progressing to a Vice President in the bank’s commercial banking division. In 1974 he joined European American Bank, New York, as Vice President and Manager of the mid-west unit of the bank’s corporate banking division. In 1977 he progressed to Chief Credit Officer for the bank’s corporate banking division, also responsible for the bank’s management credit training program. In 1978 he was appointed Manager of the bank’s west coast regional offices, and President of the bank’s Edge Act subsidiary in Los Angeles. In 1980 he joined California Commerce Bank, Los Angeles, as Executive Vice President, Chief Operating Officer and Chief Credit Officer, responsible for business development activities as well as for quality of the entire loan portfolio. In 1982 he was elected President and a Director of Columbia National Bank, Santa Monica, responsible for organizing, developing, and managing a full service, publicly held, financial institution from inception. In 1989 Mr. Carona was elected President and a Director of Sterling Bank, Los Angeles. Sterling Bank was sold to The Pacific Bank, San Francisco, in 1998, where Carona was retained as Senior Vice President and Manager of Domestic Lending in Los Angeles. In March, 2000, The Pacific Bank was sold to City National Bank, Beverly Hills, where Mr. Carona was retained as Senior Vice President and Senior Team Leader in Los Angeles. Mr. Carona is a graduate of St. Francis College, New York (B.A. in Economics, 1967), and holds a Masters Degree in Finance (M.B.A. in Finance, 1970) from Adelphi University, New York. Mr. Carona is also a director and past Chairman of the Board of Hathaway Children and Family Services, a non-profit organization for abused children in Los Angeles.
     Stanley M. Cruse has served as Bancorp’s Executive Vice President since October 2004 and as the Bank’s Executive Vice President and Chief Credit Officer since February 1, 2004. Mr. Cruse joined the Bank on February 1, 2004. Mr. Cruse has over 32 years of commercial banking experience. Prior to joining the Bank, Mr. Cruse served as Senior Vice President and Regional Manager for Business Bank of California in their Ontario Office. He opened that office in August 1999 and grew the office to over $32 million in total assets. Prior to joining Business Bank of California, Mr. Cruse was Vice President and Senior Commercial Loan Officer (including 7 months as acting Chief Credit Officer) with Golden Pacific Bank, also in Ontario. Mr. Cruse has served as President of the Ontario Chamber of Commerce (1999-2000) and as a board member for over 8 years, as well as President (1996) of the Ontario Host Lions Club, serving on their board for over 8 years. Mr. Cruse has also been Chapter President (2003) with RMA, receiving the Platinum Award for Excellence as the highest ranking Medium Size Chapter in the United States.

     Mark A. Hafner, has served as Celtic’s President and Chief Executive Officer since commencing operations in September 2005. Prior to joining Celtic, Mr. Hafner served as president and chief executive officer of Celtic Capital Corporation (“Celtic Capital”) prior to its acquisition by Celtic in 2005. Mr. Hafner joined Celtic Capital in 1985 serving as office manager and chief financial officer prior to taking his current positions as Director, President and Chief Executive Officer in 1995. With a BA in Economics from the University of California, Santa Barbara, Mr. Hafner began his career as an auditor with Security Pacific Business Credit. Mr. Hafner is an active member of the Commercial Finance Association (National) and has served as Chairperson of the Convention Program Committee (2001); Chairperson of the Membership Committee (2002); Chairperson of the Entrepreneurial Finance and Factoring Committee (2003-2004); a member of the Nominating Committee (2002 and 2004) as well as being a Director (since 2000) and a member of the Executive Committee (2002-2004). Currently, Mr. Hafner serves as Vice President of the organization. He is also an active member of the Commercial Finance Conference of California, Inc. and has served as Secretary/Treasurer (1997-2000); President (2001-2002); and Chairman (2002-2003).
     Mark A. Hafner is the son of Bron Hafner, a director of Bancorp.
     Martin McNabb, C.P.A., C.M.A., M.B.A., joined Bancorp and the Bank on July 21, 2005, as Controller. In October 2005, Mr. McNabb became the Executive Vice President and Chief Financial Officer of Bancorp and the Bank. Mr. McNabb served as the executive vice president and chief financial officer for Homepride Finance Corp., the finance subsidiary of Champion Enterprises Inc., the nation’s largest builder of manufactured homes, from 2002 to September 2003. Earlier in 2002, Mr. McNabb consulted for Treasury Bank, a subsidiary of Countrywide Mortgage, performing assignments for the chief operating officer. From 1986 to 2000 Mr. McNabb served as the executive vice president-finance and chief financial officer for GreenPoint Credit Corp., a $13 billion subsidiary of GreenPoint Financial Corp. Previously, Mr. McNabb served in various financial positions for Security Pacific Corporation and Security Pacific National Bank. Mr. McNabb has a B.S. and an M.B.A. in Accounting from California State University, Los Angeles.
Code of Ethics
     The Company has adopted a written code of ethics that applies to all of its directors, officers and employees, including its principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics is also available upon request, at no charge. Requests for copies should be directed to: Martin McNabb, Executive Vice President and Chief Financial Officer, 338 Via Vera Cruz, San Marcos, California 92078, telephone number (760) 736-8900.
ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation
     The following table sets forth a summary of annual and long-term compensation for services in all capacities to (i) Bancorp’s President and Chief Executive Officer, (ii) Bancorp’s other executive officers who earned $100,000 or more during 2005 1 and (iii) all other significant employees of the Company:

					Long-Term
		Annual Compensation			Compensation Awards
				Other Annual	Securities	All Other
Name and Title	Year	Salary	Bonus	Compensation[2]	Underlying Options	Compensation
James P. Kelley, II,	2005	$154,000	$37,000	$16,778	2,500	$0
President and	2004	$137,500	$12,750	$15,559	1,200	$0
Chief Executive Officer	2003	$125,000	$17,500	$12,889	8,500	$0
Joseph C. Carona,	2005	$125,500	$37,000	$17,724	5,000	$0
Executive Vice President and	2004	$110,000	$9,500	$20,699	1,000	$0
Chief Administrative Officer	2003	$100,000	$11,500	$18,347	1,750	$0
Stanley M. Cruse,	2005	$104,000	$23,000	$17,406	1,000	$0
Executive Vice President	2004	$98,000	$7,500	$14,659	5,500	$0
	2003	$0	$0	$0	0	$0

1	Martin McNabb joined Bancorp on July 1, 2005 as Controller and was appointed to the position of Executive Vice President and Chief Financial Officer on September 30, 2005 to replace the prior Chief Financial Officer who resigned on September 30, 2005. Bancorp’s acquisition of Celtic closed on August 31, 2005, at which time Mark A. Hafner became a significant employee of Bancorp as President and Chief Executive Officer of Celtic. Compensation information for Mr. McNabb, the prior Chief Financial Officer and Mr. Hafner has been omitted from this table since none of these individuals received in excess of $100,000 in salary and bonus during 2005 from the Company.

2	These figures include automobile allowance ($5,437 and $7,200 in 2003, $5,437, $7,800 and $6,600 in 2004, and $6,763, $2,510 and $7,200 in 2005, for Mr. Kelley, Mr. Carona and Mr. Cruse (2004 and 2005 only), respectively), matching 401(k) Plan contributions ($3,120 and $3,000 in 2003, $4,472, $3,000 and $1,650 in 2004, and $4,793, $4,874 and $1,875 in 2005 for Mr. Kelley, Mr. Carona and Mr. Cruse (2004 and 2005 only), respectively) and medical insurance benefits ($4,332 and $8,147 in 2003, $5,650, $9,899, and $6,409 in 2004 and $5,222, $10,340 and $8,331 in 2005 for Mr. Kelley, Mr. Carona and Mr. Cruse (2004 and 2005 only), respectively).

Stock Options
     Bancorp’s 2004 Stock Option Plan (the “2004 Plan”) provides for the issuance of up to 500,000 shares of the Common Stock. The options granted under the 2004 Plan vest and become exercisable in incremental percentages over five years from the grant date and expire ten years after grant. During 2005, 6,910 options were exercised and Bancorp had options outstanding to purchase a total of 240,807 shares of common stock, at exercise prices ranging from $10.00 per share to $18.50 per share, leaving 252,283 shares available for future grants under the 2004 Plan.
     The following table sets forth certain information regarding stock options granted under the 2004 Plan to Messrs. Kelley, Carona, Cruse, Hafner and McNabb during 2005:

	Stock Options Granted During 2005
	(Individual Grants)
	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in Fiscal	Exercise or Base
Name	Granted	year	Price ($/Share)	Expiration Date
James P. Kelley, II	2,500	4.94%	$15.50	12/21/15
Joseph C. Carona	2,500	4.94%	$16.35	01/27/15
Joseph C. Carona	2,500	4.94%	$15.50	12/21/15
Stanley M. Cruse	1,000	1.98%	$15.50	12/21/15
Mark A. Hafner	2,000	3.95%	$15.50	12/21/15
Martin McNabb	5,000	9.88%	$15.50	08/17/15
     The following table sets forth certain information regarding aggregated option exercises during 2005 and the value of options at December 31, 2005 held by Messrs. Kelley, Carona, Cruse, Hafner and McNabb. During 2005, Messrs. Kelley, Carona, Cruse, Hafner and McNabb did not exercise any options.

			Value of Unexercised In-the-Money
	Number of Unexercised Options at		Options at
	December 31, 2005		December 31, 2005[1]
	Exercisable	Unexercisable	Exercisable	Unexercisable
James P. Kelley, II	28,648	15,364	$139,052	$42,086
Joseph C. Carona	7,460	8,243	$34,390	$9,863
Stanley M. Cruse	1,100	5,400	$1,000	$1,000
Mark A. Hafner	0	2,000	$0	$0
Martin McNabb	0	5,000	$0	$0

1	Assuming a market value of $15.25 per share on December 31, 2005.
Employee 401(k) Plan
     In February 2002, the Company adopted a 401(k) Profit Sharing and Retirement Plan (the “401(k) Plan”). All of Bancorp’s employees who are at least eighteen years of age and complete 1,000 hours of service during a one-year period are eligible to participate. Pursuant to the 401(k) Plan, participating employees may voluntarily contribute a portion of their compensation to a trust. All eligible employees, including eligible officers, receive a 50% match (up to a maximum of 3% of their salary) from the Company which is contributed to their respective 401(k) Plan. Benefits from the 401(k) Plan become available to the employee upon retirement, or in the event of disability. If employment is terminated prior to normal retirement, the employee receives contributions previously made.
     As of December 31, 2005, 16 employees were participating in the 401(k) Plan. The 401(k) Plan has been qualified by the Internal Revenue Service (“IRS”) pursuant to the Employee Retirement Income Security Act of 1974. During 2005, Bancorp made matching contributions in the aggregate amount of $74,641.

Directors’ Compensation
     Bancorp does not pay any director fees to its directors. During 2005, the Bank’s non-employee directors each received $12,000 for their services as directors, with the Chairman receiving an additional $3,000. The Bank does not pay a per Board meeting fee or a per committee meeting fee. During 2005, Celtic’s non-employee directors each received $2,000 for their services as directors. Celtic does not pay a per Board meeting fee or a per committee meeting fee. Directors may be reimbursed for their reasonable travel, lodging, food and other expenses incurred in connection with their service as a director.
In December 2005, each of Bancorp’s directors, except Mr. Bron Hafner was granted stock options at an exercise price of $15.50 per share, except for stock options granted to Mr. Pitale which were granted at $16.00 per share. The aggregate total of stock options granted to the directors in December 2005 was 13,000 shares. All stock options will expire in December 2015, unless sooner terminated under the terms of the 2004 Plan.
Employment Agreements
     The Bank entered into an employment agreement with Mr. Kelley effective January 1, 2005 which provides for a term of three years at an initial annual base salary of $153,996 per year (subject to such base salary increases, if any, as the Board of Directors, in its sole discretion, shall determine), discretionary bonuses, an automobile allowance or use of a bank owned automobile, expense reimbursement, and standard and customary medical, dental and life insurance benefits. The agreement provides for severance compensation equal to six months’ salary for termination without cause.
     The Bank entered into an employment agreement with Mr. Carona effective January 1, 2005 which provides for a term of three years at an initial annual base salary of $117,204 per year (subject to such base salary increases, if any, as the Board of Directors, in its sole discretion, shall determine), discretionary bonuses, an automobile allowance or use of a bank owned automobile, expense reimbursements, and standard and customary medical, dental and life insurance benefits. The agreement provides for severance compensation equal to six months’ salary for termination without cause.
     The Bank has employed Mr. Cruse as its Executive Vice President and Chief Credit Officer. Mr. Cruse’s employment commenced on February 1, 2004. The Bank entered into an employment agreement with Mr. Cruse which provides for a term of 3 years at an initial annual base salary of $104,000 per year (subject to such base salary increases, if any, as the Board of Directors, in its sole discretion, shall determine), discretionary bonuses, an automobile allowance, and standard and customary medical, dental and life insurance benefits. The agreement provides for severance compensation equal to ninety (90) days’ then current base salary, then thirty (30) days’ then current base salary added for each additional 1 year of service not to exceed one hundred eighty (180) days for termination without cause.
     The Bank entered into an employment agreement with Mr. McNabb effective July 21, 2005, which provides for a term of three years at an initial annual base salary of $130,000 per year (subject to such base salary increases, if any, as the Board of Directors, in its sole discretion, shall determine), discretionary bonuses, an automobile allowance, expense reimbursement, and standard and customary medical, dental and life insurance benefits. The agreement provides for severance compensation equal to ninety (90) days’ then current base salary, then thirty (30) days’ then current base salary added for each additional 1 year of service not to exceed one hundred eighty (180) days for termination without cause.
     Celtic entered into an employment agreement with Mark Hafner on January 27, 2005 which provides for a term of three years, at an initial annual base salary of $200,000 and a formula bonus equal to five percent (5%) of the Celtic’s pre-tax net income provided that Celtic has attained an after-tax return on average equity of not less than fifteen percent (15%). The agreement also provides for a stock grant to Mr. Hafner of 2,000 shares of Bancorp’s common stock, an automobile allowance of $833 per month, reimbursement of business related expenses, standard and customary medical, dental and life insurance benefits and participation in other employee benefit programs generally available to senior officers or employees of the Company. The agreement provides for severance compensation equal to six months’ then current salary in the event Mr. Hafner’s employment is terminated without cause or in the event of a merger or a material change of control. The agreement also contains certain non-competition and non-solicitation provisions.
     The Company has also entered into employment/compensation agreements with certain of its other employees which provide for a base salary and commissions based upon achievement of set financial targets. These agreements, however, provide for employment on an “at-will” basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information as of March 24, 2006, concerning the beneficial ownership of shares of the Common Stock: (i) by each of Bancorp’s directors; (ii) by each of Bancorp’s executive officers, (iii) by the Company’s other significant employee; (iii) by all directors, executive officers and significant employees of Bancorp as a group; and (iv) by any person who is known by Bancorp to be the beneficial owner of more than 5% of the Common Stock. As of March 24, 2006, there were 1,871,883 shares of Common Stock issued and outstanding. Management is not aware of any change in control of Bancorp which has occurred since January 1, 2005, or of any arrangement which may, at a subsequent date, result in a change in control of Bancorp.
     Except as indicated below, the address of each of the persons listed below is c/o Discovery Bancorp, 338 Via Vera Cruz, San Marcos, California 92078.

	Number of Shares of	Number of Shares
	Common Stock	Subject to Vested	Percent of Class
	Beneficially	Stock Options	Beneficially
Name and Title of Beneficial Owner	Owned[1]	and Warrants[2]	Owned[2]

Directors, Executive Officers and Significant Employees:

Joseph C. Carona, Executive Vice President and Chief Administrative Officer	2,900	8,260	0.59%
Robert Cairns, Corporate Secretary and Director	37,000	16,397	2.83%
Gabriel P. Castano, Director	33,800	9,141	2.28%
Walter F. Cobb, Director	13,640	6,472	1.07%

Stanley M. Cruse, Executive Vice President	950	2,100	0.16%
Bron Hafner, Director	43,875	0	2.34%
Mark A. Hafner, President and Chief Executive Officer of Celtic	42,645	0	2.28%
James P. Kelley, II, Director, President and Chief Executive Officer	26,200	30,223	2.97%
Michael A. Lenzner, Director	45,072	11,890	3.02%
Martin McNabb, Executive Vice President and Chief Financial Officer	0	0	0%
Anthony J. Pitale, Director	15,078	2,063	0.91%
John R. Plavan, Chairman of the Board	28,200	8,953	1.98%
Stuart Rubin,
Director	42,500	9,935	2.79%
Mark W. Santar, Director	30,011	9,317	2.09%
All Directors, Executive Officers and Significant Employees as a Group (14 in number)	361,871	114,751	23.99%
More Than 5% Shareholders:

Hoefer & Arnett Capital Management, Inc., Green Street Capital Management LLC, Hans Schroeder, Kevin Daly, Philip Economopoulos, Bob Arnett and Green Street Regional Financial Fund L.P.[3]	147,700	0	7.89%

1	Includes shares held by or with such person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); shares held as custodian for minor children; or shares held in an Individual Retirement Account or pension plan as to which such person has pass-through voting rights and investment power. Does not include shares which may be acquired upon exercise of stock options, which are identified separately in this table.

2	Shares subject to options held by directors and executive officers that were exercisable within 60 days after March 24, 2006 (“vested”) and warrants to purchase Bancorp’s common stock are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person but not for the purpose of computing the percent of class owned by any other person. For All Directors, Executive Officers and Significant Employees as a Group, all vested stock options and warrants held by such persons are treated as issued and outstanding when computing the percent of class.

3	The amount shown and the following information is derived from the Schedule 13G filed on February 14, 2006 (the “Schedule 13G”) by the parties named under the heading “More Than 5% Shareholders” (collectively, the “Filers”). The Common Stock is held in the account of Green Street Regional Financial Fund L.P. (“Green Street”), an investment advisory client of Hoefer & Arnett Capital Management, Inc. (“Hoefer & Arnett”) as of December 31, 2005. Hoefer & Arnett is a registered investment adviser and holds the Common Stock in a fiduciary capacity. Green Street, as a client of Hoefer & Arnett, has the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, the Common Stock. No client is known to have such right or power with respect to more than five percent of the outstanding Common Stock, except for Green Street. Green Street Capital Management LLC (“Green Street Capital”) is the general partner of Green Street and subsequent to December 31, 2005, became its investment adviser. Mr. Schroeder is a control person of Green Street Capital. Mr. Economopoulos, Mr. Arnett and Mr. Daly are the controlling owners of Hoefer & Arnett. Green Street Capital, Hoefer & Arnett, Mr. Economopoulos, Mr. Arnett, Mr. Daly and Mr. Schroeder constitute a group as defined in Rule 13d-5(b)(1). Green Street disclaims beneficial ownership of these securities. The principal business office of the Filers is located at 555 Market Street, 18th Floor, San Francisco, California 94105.
Securities Authorized for Issuance Under Equity Compensation Plans
     The information required by Item 11 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 — Market for Common Equity and Related Shareholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” above.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There were no existing or proposed material transactions during the last two years between the Company and any of its directors, executive officers or beneficial owners of 5% or more of the Common Stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.
     Bancorp and Celtic entered into a consulting agreement with Bron Hafner pursuant to which Mr. Hafner began serving as a consultant to Celtic effective as of September 1, 2005. The consulting agreement has a term of three years, provides for a monthly consulting fee of $5,000 per month and the reimbursement of certain business expenses. The agreement provides for severance compensation equal to six months’ consulting fee in the event the agreement is terminated without cause or in the event of a merger or a material change in control. The agreement provides that for a period of three years from September 1, 2005, Mr. Hafner will not solicit customers or employees of the finance company subsidiary to be customers or employees of another firm, nor will he, directly or indirectly, own or control a commercial finance business in California or Arizona; provided however that he may make certain investments in commercial finance transactions and may make extensions of credit for his own account provided that such loans have first been offered to the finance company subsidiary and it has declined to extend the credit.
     Some of the Company’s directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank’s business, and the Bank expects to have banking transactions with such persons in the future. In the opinion of Bancorp’s management, all loans and commitments to lend made in 2005 included in such transactions were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable contemporaneous transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2005, the aggregate indebtedness to the Bank of all of the Company’s directors, officers and principal shareholders, and their associates, stood at approximately $2,829,760, constituting approximately 20.7% of the Bank’s shareholders’ equity at that date.

ITEM 13. EXHIBITS
     The following is a list of exhibits filed as a part of this Annual Report.

2.1	Plan of Reorganization and Merger Agreement, dated October 20, 2004, by and between Discovery Bank and DB Merger Company (1)

3.1	Articles of Incorporation of Discovery Bancorp (1)

3.2	Bylaws of Discovery Bancorp (1)

4.1	Form of Discovery Bank Warrant (1)

4.2	Shareholder Agreement, dated October 20, 2004 (1)

10.1	Discovery Bancorp 2004 Stock Option Plan (1)

10.2	Form of Discovery Bancorp Stock Option Agreement (1)

10.3	Form of Discovery Bancorp Indemnity Agreement (1)

10.4	Lease Agreement (338 Via Vera Cruz) (1)

10.5	Employment Agreement, dated January 1, 2005, with James P. Kelley, II (2)

10.6	Employment Agreement, dated January 1, 2005, with Joseph Carona (2)

10.7	Employment Agreement, dated January 1, 2005, with Lou Ellen Ficke (2)

10.8	Employment Agreement, dated February 1, 2005, with Stanley Cruse (2)

10.9	Celtic Asset Purchase Agreement, dated January 27, 2005 (2)

10.10	Employment Agreement, dated July 21, 2005, with Martin McNabb (3)

10.11	Employment Agreement, dated January 27, 2005, with Mark Hafner (4)

10.12	Employment Agreement, dated January 27, 2005, with Alex Falo (4)

10.13	Consulting Agreement, dated January 27, 2005, with Bron Hafner (4)

11.1	Statement re: Computations of Per Share Earnings (See Note 1 to Consolidated Financial Statements contained in “Item 7 Financial Statements” of this Annual Report on Form 10-KSB).

16.1	Letter on Change in Certifying Accountant (5)

21.1	List of Subsidiaries**

24.1	Power of Attorney (included with Signatures)**

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification of Periodic Financial Report*

*	Filed herewith

**	Previously filed as part of the Registrant’s initial Annual Report on Form 10-K filed with the Commission on March 31, 2006.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on January 18, 2005.

(2)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on April 6, 2005.

(3)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on July 27, 2005.

(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on November 18, 2005.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to the Independent Public Accountants
     Effective December 1, 2005, the Company’s Audit Committee approved the dismissal of Moss Adams LLP Certified Public Accountants (“Moss Adams”) as the Company’s principal independent accountant. Neither of the reports issued by Moss Adams on the audited financial statements for the periods ended December 31, 2003 and December 31, 2004 contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.
     Effective December 1, 2005, the Company engaged Hutchinson & Bloodgood LLP (“Hutchinson & Bloodgood”) as its principal independent accountant to audit the consolidated financial statements commencing with the year ended December 31, 2005.
     In connection with the audits for the fiscal years ended December 31, 2004 and 2003, there were no disagreements with Moss Adams, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moss Adams’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.
     In addition to audit services, Moss Adams and Hutchinson & Bloodgood assisted in the preparation of the Company’s tax returns for the fiscal years end December 31, 2004 and 2005, respectively. With respect to all other fees paid to independent public accountants, each of Moss Adams, Hutchinson & Bloodgood and the firm of Grant Thornton performed additional non-audit-related and non-tax-related services for the Company as more fully described below.
Audit Fees
     The following table includes the aggregate audit fees paid by the Company to each of Moss Adams and Hutchinson & Bloodgood in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s interim financial statements during the fiscal years ended December 31, 2005 and 2004:

Name of Firm	2005	2004
Moss Adams	$56,172	$44,707
Hutchinson & Bloodgood	$62,285	$0

Total Audit Fees	$118,457	$44,707

Audit-Related Fees
     During the years ended December 31, 2005 and 2004, there were no fees billed by Moss Adams or Hutchinson & Bloodgood for other audit-related services.
Tax Fees
     The following table includes the aggregate fees paid by the Company to each of Moss Adams and Hutchinson & Bloodgood for tax services (which include preparation of tax returns and review of quarterly tax provisions) during the fiscal years ended December 31, 2005 and 2004:

Name of Firm	2005	2004
Moss Adams	$0	$21,919
Hutchinson & Bloodgood	$17,076	$0

Total Tax Fees	$17,076	$21,919

All Other Fees
     The following table includes the fees paid by the Company to each of Moss Adams, Hutchinson & Bloodgood and Grant Thornton for all other services (which includes assistance with and review of the holding company reorganization, a public stock offering, and the acquisition of Celtic Capital Corporation) during the fiscal years ended December 31, 2005 and 2004:

Name of Firm	2005	2004
Moss Adams	$247,370	$16,389
Hutchinson & Bloodgood	$2,296	$0
Grant Thornton	$2,920	$0

Total Other Fees	$252,586	$16,389

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Public Accountants
     The Audit Committee is responsible for overseeing internal auditing and compliance functions and for interfacing with the Company’s independent public accountants. The Audit Committee has established the following procedures for the pre-approval of all audit and permissible non-audit services provided by the independent public accountants.
     Prior to being selected as the Company’s independent public accountants, the independent public accountants will submit a detailed description of services it expects to render to the Company during the year. The Company’s management reviews the submitted information and recommends to the Audit Committee for its approval both audit and non-audit services to be provided by the independent public accountants.
     All services rendered by each of Moss Adams, Hutchinson & Bloodgood and Grant Thornton were pre-approved by the Bank’s Audit Committee who reviewed the scope of services to be rendered and considered the possible effect of each such service on the independence of each of Moss Adams, Hutchinson & Bloodgood and Grant Thornton.
     Before engagement, the Audit Committee pre-approves these services by category of services. During the year, circumstances may arise when it may become necessary to engage the independent public accountants for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent public accountants.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April 2006.

DISCOVERY BANCORP (Registrant)
By:	*
James P. Kelley, II
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Director and Secretary	April 12, 2006

Robert Cairns

*	Director	April 12, 2006

Gabriel P. Castano

*	Director	April 12, 2006

Walter F. Cobb

*	Director	April 12, 2006

Bron Hafner, Sr.

*	President and Chief Executive	April 12, 2006
James P. Kelley, II	Officer (Principal Executive Officer)

*	Director	April 12, 2006

Michael A. Lenzner

/s/ Martin McNabb	Executive Vice President and Chief	April 12, 2006
Martin McNabb	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	Director	April 12, 2006

Anthony J. Pitale

*	Chairman of the Board	April 12, 2006

John R. Plavan

*	Director	April 12, 2006

Stuart Rubin

*	Director	April 12, 2006

Mark W. Santar

By: /s/ Martin McNabb

Martin McNabb (Attorney-in-fact)

* By Martin McNabb, Attorney-in-fact