Form 10QSB
period 2006-03-31
Discovery Bancorp
filed 2006-05-15
CIK 1313868

FORM 10-QSB
Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
COMMISSION FILE No.: 333-122090
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
Yes ☐      No ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,871,883 shares of common stock as of May 10, 2006.
     Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

	(dollars in thousands)
	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash & due from banks	$7,763	$6,709
Fed Funds sold	9,820	8,145

Cash and cash equivalents	17,583	14,854
Interest-bearing deposits at banks	5,193	2,606
Investment securities available-for-sale	3,335	3,402
Common stock, substantially restricted	738	648
Loans, net of allowance for loan losses of $1,890,634 in 2006 and $1,784,498 in 2005	143,074	134,326
Goodwill	1,731	1,731
Accrued interest receivable and other assets	1,232	1,127
Premises and equipment, net	5,928	6,012

TOTAL ASSETS	$178,814	$164,706

LIABILITIES

Deposits
Non-interest-bearing demand	$29,879	$21,569
Interest-bearing demand	24,001	28,560
Savings	1,610	$1,987
Time, under $100,000	41,488	28,032
Time, $100,000 and over	34,834	32,437

Total deposits	131,812	112,585
Borrowings under line of credit	17,957	16,086
Overnight borrowings — FHLB	4,284	12,000
Accrued interest payable and other liabilities	1,413	1,192

TOTAL LIABILITIES	155,466	141,863

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,871,883 and 1,871,883 shares at March 31, 2006 and December 31, 2005, respectively	22,815	22,776
Retained earnings	580	106
Accumulated other comprehensive loss	(47)	(39)

	23,348	22,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,814	$164,706

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	(dollars in thousands)
	March 31,	March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$3,633	$1,563
Interest on federal funds sold	103	40
Interest on securities	41	26
Other	39	18

TOTAL INTEREST INCOME	3,816	1,647

INTEREST EXPENSE
Deposits	873	451
Borrowings under line of credit	293	0
Overnight borrowing — FHLB	119	55

TOTAL INTEREST EXPENSE	1,285	506

NET INTEREST INCOME	2,531	1,141

PROVISION FOR LOAN LOSSES	106	159

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,425	982

NON-INTEREST INCOME
Customer service fees & charges	37	27
Gain on sale of SBA loans	151	—
Rental income, net	76	65
Other loan fees & charges	63	26

TOTAL NON-INTEREST INCOME	327	119

NON-INTEREST EXPENSE
Salaries and employee benefits	1,168	511
Net occupancy	127	77
Furniture and equipment	69	67
Data processing	101	48
Advertising	44	21
Professional	180	167
Office supplies	21	17
Other operating	211	155

TOTAL NON-INTEREST EXPENSE	1,921	1,063

INCOME BEFORE INCOME TAXES	831	38
PROVISION FOR INCOME TAXES	357	37

NET INCOME	$474	$1

Basic earnings per share	$0.25	$0.00
Diluted earnings per share	$0.25	$0.00
The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	(dollars in thousands)
			Retained	Accumulated
	Common Stock		Earnings	Other	Total
	Shares		(Accumulated	Comprehensive	Stockholder
	Outstanding	Amount	Deficit)	Loss	Equity
Balance, January 1, 2005	1,037,498	$10,757	($447)	($10)	$10,299

Comprehensive income:
Net Income			1		1

Change in unrealized loss on investment securities, net of tax effect				(36)	(36)

Total comprehensive income					(35)

Balance, March 31, 2005	1,037,498	$10,757	($446)	($46)	$10,264

Balance, January 1, 2006	1,871,883	$22,776	$106	($39)	$22,843

Comprehensive income:
Net income			474		474

Change in unrealized loss on investment securities, net of tax effect				(8)	(8)

Total comprehensive income					466

Compensation expense on stock options		39			39

Balance, March 31, 2006	1,871,883	$22,815	$580	($47)	$23,348

The accompanying notes are an integral part of these financial statements

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	(dollars in thousands)
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$474	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	106	159
Depreciation and amortization	122	93
Amortization of deferred loan fees	(48)	(56)
Capitalization of deferred origination costs	(101)	(88)
Compensation expense on stock options	39	—
Change in:
Deferred tax assets	(45)	29
Accrued interest receivable and other assets	(60)	(304)
Accrued interest payable and other liabilities	221	374

Net cash provided by operating activities	708	208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(38)	(225)
Net change in interest bearing deposits at banks	(2,587)	(192)
Purchase of common stock substantially restricted	(91)	—
Sales, maturities and paydowns of securities available-for-sale	—	50
Purchases of securities available-for-sale	59	(505)
Net change in loans	(8,705)	(13,376)

Net cash used for investing activities	(11,362)	(14,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in loans from directors	—	177
Net change in borrowings under lines of credit	(5,844)	(500)
Net change in deposits	19,227	20,197

Net cash provided by financing activities	13,383	19,874

Increase in cash and cash equivalents	2,729	5,834

CASH AND CASH EQUIVALENTS BALANCE
Beginning of period	14,854	6,591

End of period	$17,583	$12,425

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes	$309	$—

Interest	$1,205	$435

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — OPERATIONS, BASIS OF PRESENTATION AND STOCK BASED COMPENSATION
Nature of Operations — Discovery Bancorp (“Bancorp”) is the holding company for Discovery Bank (the “Bank”), headquartered in San Marcos, California, and Celtic Capital Corporation (“Celtic”), headquartered in Santa Monica, California. On June 22, 2005, Bancorp acquired ownership of the Bank through a corporate reorganization and became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
     During the third quarter of 2004, the Bank formed a wholly owned subsidiary, San Marcos Building, LLC, for the purpose of purchasing a 28,000-square-foot, two story commercial building to house the Bank’s corporate offices and head branch location. The Bank occupies approximately 13,500 square feet with the remaining spaces leased on a short term basis. Net rental income activity for the three months ended March 31, 2006 and 2005 totaled $76 thousand and $65 thousand, respectively, and is reflected as other income within the consolidated financial statements.
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
     Further, at September 30, 2005, Bancorp had largely completed a $12.8 million stock offering, of which 53,613 shares or $831 thousand were issued as part of the Celtic asset acquisition, and received net proceeds of approximately $ 11.1 million. As of November 8, 2005, the Company closed its public offering registered on Form SB-2 and has issued a total of 773,812 shares of its common stock.
Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     On June 22, 2005, all of the outstanding shares of the Bank were converted into shares of Discovery Bancorp. The consolidated financial statements for the period ending March 31, 2006 include Bancorp, the Bank and its premises subsidiary, and Celtic. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 2005 include Bancorp, the Bank and its premises subsidiary, but do not include Celtic’s financial activity. These consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and notes thereto included in Bancorp’s December 31, 2005 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial statements, have been included.
Presentation of 2005 Consolidated Financial Statements — The 2005 consolidated financial statements, as originally issued, included the financial position and results of operations of Discovery Bank and subsidiary. For purposes of comparison with the 2006 consolidated financial statements, the accompanying 2005 consolidated financial statements include the financial position and results of operation of Discovery Bancorp as of and for the period ended March 31, 2005.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.
Stockholders’ Equity and Stock Based Compensation — Bancorp has a stock option plan (hereinafter the “Plan”) which provides for non-qualified stock options for non-officer directors and incentive stock options for employees for a maximum of 500,000 shares of authorized common stock. Pursuant to the Plan, Bancorp has awarded options at the initial offering price of $10 per share to directors and employees. The options granted vest and become exercisable in incremental percentages over five years from the grant date and expire ten years after grant. As of March 31, 2006, 6,910 options had been exercised. Bancorp had options outstanding to purchase a total of 243,257 shares of common stock, at exercise prices ranging from $10.00 per share to $18.50 per share, leaving 249,833 shares available for future grants.
     Prior to January 1, 2006, Bancorp accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for stock Issued to Employees (APB No. 25), and related interpretations. Accordingly, no stock based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of Bancorp had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.
     Effective January 1, 2006, Bancorp began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supercedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $39 thousand (pre-tax amount) in the first quarter of 2006.
     The fair value of each stock option was estimated as of the grant date using the Black-Scholes option-pricing model, which requires the following input variables as of the grant date: exercise price, stock price, expected dividend rate, expected volatility (based on the historical volatility of Bancorp’s stock price), risk-free rate, expected terms and expected forfeiture rate.
     The following table illustrates the effect on net earnings and earnings per share if Bancorp had applied the fair value recognition provisions of SFAS No. 123 in the previous year:

(dollars in thousands)
Three months
ended March 31
2005
Reported net earnings	$1
Stock-based employee compensation expense, net of related tax effects	$15

Pro Forma Net Loss	$(14)

Reported basic and diluted net earnings per share	$0.00
Pro forma basic and diluted net earnings per share	$(0.01)

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In May 2005 the FASB issued SFAS 154 Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.
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
     On November 2, 2005, the FASB issued FASB Staff Position (“FSP”) Nos, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations, subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. Bancorp does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

     At March 31, 2006 the Company had no changes in accounting principles, for which SFAS 154 is applicable.
NOTE 3 — EARNINGS PER SHARE
     Earnings Per Share (EPS) - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bancorp relate solely to outstanding stock options, and are determined using the treasury stock method.
     The following is a reconciliation of basic EPS to diluted EPS for the period ended March 31, 2006:

	Net	Weighted Average	Per Share
(net income dollars in thousands)	Income	Shares Outstanding	Amount
Basic EPS:
Income available to common shareholders	$474	1,871,883	$0.25
Effect of dilutive securities:
Stock Options	—	60,116	(0.00)

Diluted EPS:
Income available to common shareholders	$474	1,931,999	$0.25

     The following is a reconciliation of basic EPS to diluted EPS for the year ended March 31, 2005:

	Net	Weighted Average	Per Share
(net income dollars in thousands)	Income	Shares Outstanding	Amount
Basic EPS:
Income available to common shareholders	$1	1,037,498	$0.00
Effect of dilutive securities:
Stock Options	—	65,197	(0.00)

Diluted EPS:
Income available to common shareholders	$1	1,102,695	$0.00

NOTE 4 — BORROWINGS
     The Bank has a continuous revolving line of credit with the Federal Home Loan Bank (FHLB) providing for working capital advances up to $14 million. Borrowings are payable on demand and are fully collateralized by certain Bank assets. Interest on outstanding borrowings accrues at the rates negotiated at the time of borrowing which range from 4.46% to 4.96% during 2006. The Bank had $4.3 million outstanding against the line as of March 31, 2006 at a rate of 4.96%. The Bank had $12.0 million outstanding against the line as of December 31, 2005.
     The Bank has an unsecured line of credit with Pacific Coast Bankers Bank (PCBB) providing for federal fund purchases up to $2.5 million. Interest on outstanding borrowings accrues at the PCBB daily fed fund rate. The Bank had no outstanding borrowings against the line as of March 31, 2006 and December 31, 2005.
     Celtic has a $25 million revolving line-of-credit with a bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB).

The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Celtic was in compliance with all covenants as of March 31, 2006. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The Prime Rate at March 31, 2006 was 7.75%. The outstanding balance under this revolving line of credit was $18 million at March 31, 2006. The underlying loans serve as collateral for the borrowings.
NOTE 5 — PURCHASE OF ASSETS AND LIABILITIES
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

     Goodwill of $1.7 million represents the excess of purchase price paid over the estimated fair values of the tangible assets acquired, net of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with goodwill during the period ending March 31, 2006.

NOTE 6 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
     Bancorp is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Bancorp’s involvement in particular classes of financial instruments.
     Bancorp’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
     At March 31, 2006 and December 31, 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(dollars in thousands)
	March 31,	December 31,
	2006	2005
Unfunded commitments under lines of credit	$42,549	$38,626
Commercial and standby letters of credit	$619	$566
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
     On August 31, 2005, Bancorp, through its wholly-owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase, were acquired. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank and $5.2 million in cash and 53,613 shares of Bancorp common stock. Celtic Merger Corp. assumed the premises leases of Celtic’s two offices. Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and continues to operate as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable and inventory. Because the business conducted by Celtic is the same as that previously conducted by Celtic Capital Corporation, Bancorp has caused Celtic to enter into employment agreements and/or consulting agreements with the Celtic Capital Corporation principals, Mark Hafner, who serves as President and Chief Executive Officer of Celtic, Alex Falo, who serves as the Vice President and Loan Manager of Celtic, and Bron Hafner, who serves as a Consultant. Each of the employment and consulting agreements provides for a term of three (3) years and contains certain restrictions that prevent or limit the contracting party from competing against Celtic. See Notes 1 and 5 to the financial statements for additional information regarding the Celtic asset purchase.
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
     The following discussion is designed to provide a better understanding of significant trends related to the Bancorp’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity of Bancorp, the Bank, and Celtic (collectively the “Company”). This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2006 and March 31, 2005, and the financial condition of the Company as of March 31, 2006 and December 31, 2005. Comparison of the three months ended March 31, 2006 to March 31, 2005 is primarily impacted by the Company’s growth and the above mentioned acquisition and stock offering. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and to the Bank’s audited financial statements for the years ended December 31, 2005 and 2004 and the Company’s Form 10-KSB for the year ended December 31, 2005.
     Our continued growth since commencement of operations in September 2001 has been the primary factor impacting profitability over the periods reflected in this discussion. Profitability for the three months ended March 31, 2006 was impacted by the Celtic acquisition as well as loan growth. However, although the Company anticipates that continued growth will further enhance the results of operations, the Company’s future results of operations could materially differ from those suggested by the forward-looking statements contained in this report or the annualized results of our operations for the three months ended March 31, 2006, depending upon changes to things such as:
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
     The accounting policies that involve significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. The Company has identified the policies for the allowance for loan and lease losses, securities available for sale, accounting for goodwill, and income taxes as critical accounting policies. These policies are summarized below.
     Allowance for Loan and Lease Losses. The Company maintains an allowance for loan and lease losses at an amount which the Company believes is sufficient to provide adequate protection against losses in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, results of the Company’s collateral monitoring process, and economic conditions. As the Company utilizes information currently available to evaluate the allowance for loan and lease losses, the allowance for loan and lease losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.
     During the time the Company holds collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although the Company has established an allowance for loan and lease losses that the Company considers adequate, there can be no assurance that the established allowance for loan and lease losses will be sufficient to offset losses on loans in the future.
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
     Income Taxes. The Company records provision for income taxes under the asset liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between our financial statements and our tax return. The principal items giving rise to these differences include the allowance for loan and lease losses, depreciation, and organization and start-up costs. We have recognized a deferred income tax asset as of March 31, 2006 and December 31, 2005, of $367,000 and $322,000, respectively. The Company evaluates the realizability of deferred tax assets and liabilities based upon anticipated taxable income from forecast models.
General
     The Company earned $474 thousand for the three months ended March 31, 2006 and $1 thousand for the three months ended March 31, 2005. Increase in net interest income from continued loan growth and the Celtic acquisition combined with increased non-interest income partially from gains on SBA loan sales more than offset increases in operating expenses in the first quarter.
     Total assets increased $14.1 million or 8.6%, to $178.8 million at March 31, 2006, from $164.7 million at December 31, 2005. Loans, net of unearned income, increased 6.5% to $145.0 million at March 31, 2006, from $136.1 million at December 31, 2005. The increases in total assets and loans were primarily funded by a $19.2 million increase in deposits to $131.8 million at March 31, 2006, from $112.6 million at December 31, 2005, partially offset by reductions in borrowings of $5.8 million.
     Stockholders’ equity was $23.4 million at March 31, 2006, compared to $22.8 million at December 31, 2005. The increase reflects continued profitability during the period.
     The following sections present various tables reflecting the Company’s results of operations and financial condition for the dates indicated below. The Bank’s averages and rates have been calculated using daily averages. Celtic’s interest-earning assets and interest-bearing liabilities averages and rates have been calculated using daily averages. Monthly averages were used for the balance of Celtic’s assets and liabilities, for Bancorp’s separate assets and liabilities, and for San Marcos Building, LLC; however, these balances do not impact interest-earning assets or interest-bearing liabilities. Further, management believes the impact of using monthly versus daily average balances for these items is not material. No assurance can be given that the annualized rates and results of operations for the three months ended March 31, 2006 is indicative of the rates and results of operations that may be expected for the year ending December 31, 2006.
RESULTS OF OPERATION
Distribution of Assets, Liabilities and Shareholders’ Equity
     The Company’s earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally our loan portfolio and investment securities; and the interest paid on our interest-bearing liabilities, which consist of deposits and borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest spread is the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.
     The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities and the net interest margin.

	Distribution, Rate and Yield Analysis of Net Interest Income
	For the Three Months Ended March 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance	Expense	Yield[1]	Balance	Expense	Yield[1]
Assets
Investment Securities	$3,374	$41	4.93%	2,907	$26	3.63%
Interest-earning deposits	3,878	39	4.08%	2,879	18	2.54%
Federal funds sold	9,322	103	4.48%	6,191	40	2.62%
Loans[2]	138,269	3,633	10.65%	87,254	1,563	7.27%

Total Interest-Earning Assets	154,843	3,816	9.99%	99,231	1,647	6.74%

Non Interest-earning Assets	14,755			10,095

Total Assets	$169,598			$109,326

Liabilities
Transaction & NOW	7,255	21	1.17%	6,746	17	1.02%
Savings & Money Market	22,778	173	3.08%	20,855	101	1.96%
Time deposits	65,614	679	4.20%	45,957	333	2.94%
Borrowings	26,421	412	6.32%	8,756	55	2.55%

Total Interest-Bearing Liabilities	122,068	1,285	4.27%	82,314	506	2.49%

Demand deposits	23,361		0.00%	16,140		0.00%
Other liabilities	1,129			411

Total Liabilities	146,558			98,865

Shareholders’ Equity	23,040			10,461

Total Liabilities and Shareholders’ Equity	$169,598			$109,326

Consolidated Net Interest Income/Net Interest Margin [3]		$2,531	6.63%		$1,141	4.67%

[1]	The ratios have been annualized.

[2]	Average loans are net of unearned loan fees and allowances for loan and lease losses. Unearned loan fees were $398,000 ($137,000 relates to Celtic) and $179,000 at March 31, 2006 and 2005, respectively. Allowances for loan and lease losses were $1,890,000 and $1,157,000 at March 31, 2006 and 2005, respectively. Interest income from loans includes loan fees of $121,000 ($85,000 relates to Celtic) and $63,000 for the three months ended March 31, 2006 and 2005, respectively.

[3]	Net interest margin is calculated by dividing net interest income by average interest-earning assets.
     Average interest-earning assets increased to $154.8 million ($18.6 million relates to Celtic) during the three months ended March 31, 2006, from $99.2 million during the same period in 2005. The average yield on these assets increased to 9.99% (8.30% excluding Celtic) from 6.74%. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $122.1 million ($15.9 million relates to Celtic) during the three months ended March 31, 2006, from $82.3 million during the same period in 2005. The average rate paid on interest-bearing liabilities increased to 4.27% (3.79% excluding Celtic) for the three months ended March 31, 2006, from 2.49% for the same period in 2005. The increase in the yield on interest-earning assets was primarily the result of the prime rate increases experienced since March 2005. The increase in the rate paid on interest-bearing liabilities resulted from increases in deposit rates and an increase in prime-rate-based borrowings related to Celtic since March 2005. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 44.7% for the three months ended March 31, 2006 to $23.4 million from $16.1 million for the same period in 2005.
     Net interest income for the three months ended March 31, 2006, was $2,531,000, which increased $1,390,000, or 121.6%, ($656,000, or 57.4% excluding Celtic) over the same period in the prior year. Our net interest margin increased 196 basis points to 6.63% (68 basis points to 5.35% excluding Celtic) for the three months ended March 31, 2006, compared to 4.67% for the same period in 2005. The net interest margin increase resulted largely from the repricing lag between interest bearing deposits and loans in a rising rate market.
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

Rate/Volume Analysis of Net Interest Income
For the Three Months Ended March 31, 2006
Compared to the Three Months Ended March 31, 2005
(dollars in thousands)

	Increase (Decrease) Due To Change In
	Volume	Rate	Change
Interest-Earning Assets
Investment Securities	$4	$11	$15
Interest-earning deposits	7	14	21
Federal Funds Sold	25	38	63
Loans	1,152	918	2,070

Total Interest Income	1,188	981	2,169

Interest-Bearing Liabilities
Transaction and Now Accounts	1	3	4
MMDA and Savings	10	62	72
Time Deposit	172	174	346
Borrowings	206	151	357

Total Interest Expense	389	390	779

Net Interest Income	$799	$591	$1,390

Non-Interest Income
     Non-interest income increased $208,000 to $327,000 for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The increase was primarily the result of gains on the sale of SBA loans totaling $151,000.
Non-Interest Expense
     Non-interest expenses consist of salaries and related benefits, occupancy and equipment expense and other expenses. The table below sets forth the components of non-interest expenses as of the periods indicated:

	For the Three Months Ended March 31,
	(dollars in thousands)
	2006		2005
		Percent		Percent	2006/2005	Percentage
	Amount	of Total	Amount	of Total	Change	Change
Salaries and benefits	$1,168	60.80%	511	48.07%	$657	128.57%
Occupancy expense	127	6.61%	77	7.24%	50	64.94%
Furniture & Equipment	69	3.59%	67	6.30%	2	2.99%
Data Processing	101	5.26%	48	4.52%	53	110.42%
Advertising	44	2.29%	21	1.98%	23	109.52%
Professional fees	180	9.37%	167	15.71%	13	7.78%
Office supplies	21	1.09%	17	1.60%	4	23.53%
Other expenses	211	10.98%	155	14.58%	56	36.13%

Total	$1,921	100.00%	$1,063	100.00%	$858	80.71%

     Our non-interest expenses increased by $858,000, or 80.7%, ($308,000, 29.0% excluding Celtic) to $1.9 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Salaries and employee benefits increased $657,000, or 128.6%, ($298,000, 58.3% excluding Celtic) to $1,168,000 related to staffing increases to support loan growth, setting up the SBA loan department and increased administrative staff. Remaining expenses increased in line with business growth and the addition of Celtic.

Income Taxes
     The Company’s effective tax rates were 43.0% for the three months ended March 31, 2006 and 96.5% for the three months ended March 31, 2005, respectively. No tax benefit was recorded for the first quarter 2005 related to the Bancorp-only operating loss because Bancorp had not formulated an intercompany tax allocation arrangement with the Bank as of March 31, 2005. Subsequently such an arrangement was formulated and a consolidated tax return was filed for the year ended December 31, 2004.
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
     At March 31, 2006 and December 31, 2005 our investment portfolio consisted of U.S. Agency securities and mortgage backed securities. All of our securities are classified as available-for-sale. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.
     The following table summarizes the amounts and the distributions of our investment securities as of the dates indicated:
Investment Portfolio

	As of March 31				As of December 31,
	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. Government Agency Securities	$2,498	—	$(48)	$2,450	$2,496	—	$(41)	$$2,455
Mortgage-backed Securities	919	—	(34)	885	973	—	(26)	947

Total securities	$3,417	—	$(82)	$3,335	$3,469	—	$(67)	$3,402

     As of March 31, 2006 and December 31, 2005, the Bank also owned $60,000 in Pacific Coast Bankers’ Bancorp common stock. In addition, as of March 31, 2006 and December 31, 2005, the Bank also owned $678,000 and $588,000, respectively, in Federal Home Loan Bank stock.

Loans
     Loan Categories. The following table sets forth the components of total net loans outstanding in each category for the Company at the dates indicated:

	March 31,		December 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
	(dollars in thousands)
Loan Category:
Real Estate Loans:
Construction & Land Development Loans	$32,978	23%	$32,033	23%
Real Estate 1st Trust Deed	45,189	31%	41,344	30%
Other Real Estate Mortgage	2,614	2%	2,141	2%

Total Real Estate	80,781	56%	75,518	55%
Business Secured Loans	56,525	39%	52,221	38%
Business Unsecured Loans	1,777	1%	1,390	1%
Consumer and Other	6,279	4%	7,410	6%

Total Loans	145,362	100%	136,539	100%

Less deferred Loan Income	(398)		(429)
Less Allowance for Loan and Lease Losses	(1,890)		(1,784)

Net Loans	$143,074		$134,326

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
     Loan Origination and Underwriting. Our primary lending emphasis is in construction, commercial real estate and business loans, including SBA loans. Major credit risk factors for all categories of loans include: changes in national and local economic conditions; the experience, ability and depth of our lending staff; changes in the quality of our internal and external loan review systems; and the impact of certain external factors such as competition, legal and regulatory changes. For construction and other real estate related loans, additional major risk factors include: changes in the valuation of real property; increases in commercial, industrial and retail vacancy rates; market absorption levels; excess market supply; and rising interest rates. To address these credit risks, all loan requests require preparation of a credit memorandum that details the purpose of the loan, terms, repayment source, collateral, and credit rating of the borrower and a general description of the borrower’s background and/or business. The loan request is then subjected to various levels of review to assure that larger loans are reviewed by more experienced lenders and/or the Bank’s loan committee. The Bank’s loan policy establishes criteria for various types of loans, such as loan to collateral value ratios or loan to debt ratios. Further, the Bank utilizes outside loan reviewers to review and assess the loans made on an ongoing basis.
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
     Loan Commitments. In the normal course of business, the Company maintains outstanding loan commitments to extend credit. The Company uses the same credit policies in making loan commitments as the Company does in extending loans to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. The types of collateral held varies, but may include accounts receivable, inventory, property, equipment and residential and income producing commercial properties. The Company had unfunded loan commitments, including standby letters of credit, totaling $39.4 million and $39.2 million at March 31, 2006 and December 31, 2005, respectively, primarily consisting of commercial, construction and equity lines of credit. Based upon the Company’s experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to, economic conditions.
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
     Nonperforming assets at March 31, 2006 were unchanged from the December 31, 2005 balance of $726,000, representing 0.50% of gross loans. Nonperforming assets consists of one commercial real estate construction loan, for which management believes there is no loss exposure. There were no other non-accrual loans, loans past due 90 days or more, restructured loans, or impaired loans or loans that have or had a higher than normal risk of loss.
     As of March 31, 2006, the Company has identified $4,300,000 million in loans on our internal watch list for special attention by our management and board of directors, of which $180,000 is guaranteed by government and other agencies. These loans reflect weakened financial conditions or evidence other factors warranting closer monitoring, but are performing in accordance with their terms.
     There were no nonperforming assets as of March 31, 2005.
Allowance and Provision for Loan and Lease Losses
     The Company maintains an allowance for loan and lease losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. The Company has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. The Company conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review and our collateral monitoring process, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions. Until the Company has established some historical trend of losses, it relies on industry standards to compare allowance adequacy.
     Each month the Company also reviews the allowance and makes additional transfers to the allowance as needed. For the three months ended March 31, 2006 and March 31, 2005, the provision for loan and lease losses was $106,000 (including $22,000 related to Celtic) and $159,000, respectively.
     At March 31, 2006, the allowance was 1.30% of the loans then outstanding. At December 31, 2005, the allowance for loan and lease losses was 1.31% of loans outstanding. Although the Company deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan and lease losses. Adverse economic conditions, a decline in real estate values, or a significant increase in interest rates could negatively affect the construction loan business and require an increase in the provision for loan and lease losses, which in turn, could adversely affect our future prospects, results of operations, and profitability.
     The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	March 31,	December 31,	March 31,
	2006	2005	2005
	(dollars in thousands)
Outstanding loans:
End of the period [1]	$145,362	$136,110	$94,733
Average for the period	138,269	107,448	87,254
Allowance for loan and lease losses:
Balance at beginning of period	1,784	998	998
Loans charged off	—	—	—
Recoveries	—	—	—
Provisions charged to operating expense	106	786	159

Balance at end of period	$1,890	$1,784	$1,157

Ratios:
Net charge-offs (recoveries) to average loans	—	—	—
Allowance to loans at period end	1.30%	1.31%	1.22%

[1]	Loans are gross, which excludes the allowance for loan and lease losses. Non-accrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded.
     The table below sets forth the allocation of the allowance for loan and lease losses by loan type as of the dates specified. The allocation to individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed. The unallocated allowance includes an assessment of general economic and loan concentration factors which management believes are significant. Management believes that any breakdown or allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts of or loan categories in which future charge-offs may occur:

	March 31,		December 31,
	2006		2005
	(dollars in thousands)
		Percent of		Percent of
	Allowance for	Loans in	Allowance for	Loans in
	Loan and Lease	Category to	Loan and Lease	Category to
	Losses	Total Loans	Losses	Total Loans
Loan Loss Allocation
Real Estate:
Construction & Land Development Loans	$249	23%	$216	23%
1st Trust Deed R.E.	481	31%	446	30%
Other Real Estate	10	2%	11	2%

Total Real Estate	740	56%	672	55%

Business Secured Loans	523	39%	566	38%
Business Unsecured Loans	22	1%	17	1%
Consumer and Other:	65	4%	62	6%
Unallocated Allowance (including Additional Factors: i.e. - Economic/Concentrations)	540	—	467	—

Total	$1,890	100%	$1,784	100%

Cash and Cash Equivalents.
     Cash and cash equivalents consist of cash on hand and due from correspondent banks, Federal funds sold, and balances maintained by Celtic in a non-affiliated bank. The Bank maintains balances at correspondent banks adequate to cover daily clearings and other charges. Funds in excess of these needs are invested in overnight federal funds at correspondent banks. Cash and cash equivalents were $17.6 million at March 31, 2006 and $14.9 million at December 31, 2005. The increase from December 31, 2005 to March 31, 2006 was to provide additional liquidity inline with our asset growth.
Deposits.
     Deposits represent our primary source of funds to support our various lending and investment activities. Substantially all of our deposits are from individuals and businesses within our service area. The Bank has utilized institutional deposits. The Bank has also utilized brokered deposits from time to time, but they have never exceeded 25% of total deposits. The Bank has no known foreign deposits. Celtic does not accept deposits.
     The following table sets forth the maturity of time certificates of deposit of $100,000 or more at March 31, 2006:

March 31, 2006
(unaudited)
(dollars in thousands)
Three months or less	$3,795
Over three to six months	11,007
Over six to twelve months	19,932
Over twelve months	100

Total	$34,834

Borrowings.
     Federal Home Loan Bank Advances at March 31, 2006 totaled $4.3 million with a rate of 4.96%. Average borrowing for the three months ended March 31, 2006 was $10.5 million with a weighted average rate of 4.60%. Federal Home Bank Loan Advances at December 31, 2005 totaled $12 million with a rate of 4.39%. Average FHLB borrowing for the year ended December 31, 2005 was $10.0 million with a weighted average rate of 3.36%. All advances are open-end overnight borrowings to supplement liquidity and are repaid during the periods when liquidity needs are met with deposits.
     Celtic has a $25.0 million revolving line-of-credit with a bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $18.0 million at March 31, 2006. The underlying loans serve as collateral for the borrowings.
Capital Resources
     Under bank regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan and lease losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier I capital divided by average assets.
     The following table provides information regarding the Company’s and the Bank’s regulatory capital ratios at March 31, 2006 and December 31, 2005. The increase in the Company’s ratios reflects the impact of the capital stock offering. The decrease in the Bank’s ratios reflects increased asset growth. At March 31, 2006 and December 31, 2005, the Company and the Bank met or exceeded regulatory capital requirements to be considered “well capitalized,” as defined in the regulations issued by the FRB and the FDIC, and it is the Company’s and the Bank’s intention to remain “well capitalized” in the future.
Risk-based capital ratios

			“Well	Minimum
			Capitalized”	Capital
	At 3/31/2006	At 12/31/2005	Requirement	Requirement
Discovery Bancorp:
Total Risk-Based capital ratio	14.26%	14.73%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	13.08%	13.57%	6.00%	4.00%
Tier 1 Leverage Ratio	12.82%	13.45%	5.00%	4.00%

Discovery Bank:
Total Risk-Based capital ratio	11.15%	11.33%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	9.98%	10.17%	6.00%	4.00%
Tier 1 Leverage Ratio	9.57%	9.92%	5.00%	4.00%
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
     At March 31, 2006 and December 31, 2005, the Bank had “brokered deposits” of $21.9 million and $25.0 million, respectively. During 2005 and the three months ended March 31, 2006 we utilized “brokered deposits” and deposits from other financial institutions to fund our loan growth.
     To meet liquidity needs, the Bank maintains a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of March 31, 2006 and December 31, 2005, our liquidity ratio was 17.44% and 14.66%, respectively (defined as liquid assets as a percentage of deposits). Liquid assets were composed of Federal Funds sold, available-for-sale investment securities less securities that are pledged to secure treasury, tax and loan deposits and other purposes as required by law, interest-bearing deposits in other financial institutions and cash and due from banks. The Bank’s liquidity ratio at March 31, 2006 was above our policy target of 15% and the Bank’s liquidity ratio at December 31, 2005 was slightly below our policy target of 15%. The Bank monitors our liquidity ratios daily and since March 31, 2006, our liquidity ratios have met our policy guidelines on average. The Bank attempts to maximize its loan to deposit ratios and minimize its liquidity ratio, consistent with its liquidity needs and policy, to maximize net interest margins.
     The Bank maintains a $2.5 million line of credit with a correspondent bank for the purchase of overnight Federal funds. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow us to borrow up to 15% of our assets. As of March 31, 2006, loans and securities pledged as collateral for this facility would have allowed us to borrow up to approximately $14.0 million. These facilities have been used regularly to provide funding for loans at less cost than brokered deposits. (See “Borrowings” above.)
     The primary sources of liquidity for Bancorp, on a stand alone basis, include the receipt of dividends from the subsidiaries, borrowings, and our ability to raise capital. The ability of Bancorp to obtain funds for payment of dividends is dependent upon the subsidiaries’ earnings. The availability of dividends from the subsidiaries is also limited by various state and federal statues and regulations. Additionally, the Celtic borrowing agreement (See “Borrowings” above) requires Celtic to maintain certain financial covenants which may restrict the availability of dividends from Celtic. Bancorp has recently completed a public offering and raised $11.2 million. A part of the proceeds was used to repay $550 thousand of Bancorp’s borrowings and fund the $5.2 million cash portion of the Celtic acquisition. Bancorp intends to use the remainder of the proceeds to provide resources to enhance Bancorp’s capital, and provide separate working capital for Bancorp.
Off-Balance Sheet Arrangements
     Information concerning our off-balance sheet arrangements can be found in Note 6 to our financial statements included in Item 1 of this Report.
Quantitative And Qualitative Disclosures About Market Risk
     Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit taking activities and the risk of inflation. Risk management is an important part of our operations and a key element of our overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. The Bank’s board of directors and committees meet on a regular basis to oversee the Bank’s operations. We monitor our business activities and apply various strategies to manage the risks to which we are exposed. We have adopted various policies and have empowered the committees of its board of directors with oversight responsibility concerning different aspects of operations. The Bank’s Audit Committee is responsible for overseeing internal auditing functions and for interfacing with the independent outside auditors. The Loan Committee establishes the Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority. The Loan Committee also reviews “watch list” loans and the adequacy of the Bank’s allowance for loan and lease losses. The Asset/Liability Risk Committee establishes the Investment Policy and the Asset/Liability Policy, reviews investments made by management, and monitors the investment portfolio, interest rate risk and liquidity planning.
     Celtic’s Loan Committee also establishes its Loan Policy, reviews loans made by management and approves loans in excess of management’s lending authority. Celtic’s Loan Committee also reviews “watch list” loans and the adequacy of its allowance for loan and lease losses.
      Credit Risk. Credit risk generally arises as a result of our lending activities and may be present with our investment activities. To manage the credit risk inherent in our lending activities, we rely on adherence to underwriting standards and loan policies as well as our allowance for loan and lease losses. We employ frequent monitoring procedures and take prompt corrective action when necessary.
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
     The Bank utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of March 31, 2006, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income and net interest margins.

	Adjusted Net	Change
Interest Rate Scenario	Interest Income	From Base
Up 300 basis points	$8,799	34.23%
Up 200 basis points	$8,088	23.38%
Up 100 basis points	$7,341	11.99%
Base	$6,555	—
Down 100 basis points	$6,102	(6.91)%
Down 200 basis points	$5,654	(13.74)%
Down 300 basis points	$5,253	(19.87)%
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
     Since June 2004, the FRB has increased rates fifteen times to 4.75%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of the money supply by the FRB to control the rate of inflation has an impact on our earnings. The changes in interest rates may also have a corresponding impact on the ability of borrowers to repay loans with us.
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
     Bancorp’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of Bancorp’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Bancorp’s disclosure controls and procedures are effective, providing them with material information relating to Bancorp as required to be disclosed in the reports Bancorp files or submits under the Exchange Act on a timely basis.
     There were no significant changes in Bancorp’s internal controls or in other factors in the first quarter of 2006 that could significantly affect Bancorp’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Bancorp’s internal controls.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material legal proceedings to which the Company is a party or to which any of its property is subject.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
ITEM 5. OTHER INFORMATION
     Not applicable
ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit	Page
31.1	Certification of James P. Kelly, II	28

31.2	Certification of Martin McNabb	29

32.1	Certification of Periodic Financial Report	30
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Bancorp

Dated: May 15, 2006	By:	/s/ James P. Kelley, II
James P. Kelley, II,
President and Chief Executive Officer

	By:	/s/ Martin McNabb
Martin McNabb,
Executive Vice President and Chief Financial Officer