Form 10KSB/A
period 2005-12-31
Discovery Bancorp
filed 2006-05-25
CIK 1313868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 2
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
As of May 23, 2006, 1,871,883 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑
EXPLANATORY NOTE
The purposes of this amendment are to include the revised accountant’s opinion for the year ended December 31, 2005 and the separate accountant’s opinion for the year ended December 31, 2004, which had been omitted, to amend Footnote 1 to the Consolidated Financial Statements, to make corrections in the stock ownership table, Selected Financial Information table, 2005 compared to 2004 analysis paragraph, and to the Inflation discussion. This Form 10-KSB/A also includes new Certifications by our President and Chief Executive Officer and by our Chief Financial Officer under Item 13 of Part III, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-KSB. Except for the foregoing matters, no other information included in our original Form 10-KSB for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006, or our Form 10-KSB/A for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on April 13, 2006, is amended by this Form 10-KSB/A.

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

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
STATEMENT OF OPERATIONS SUMMARY:
Interest income	$9,950	$5,004	$3,292
Interest expense	3,132	1,180	866

Net interest income	6,818	3,824	2,426
Provision for loan losses	786	238	289

Net interest income after provision for loan losses	6,032	3,586	2,137
Other income	920	283	457
Other expenses	5,997	3,336	2,303

Income before provision for income taxes	955	533	291
Income tax provision (benefit)	402	(86)	(149)

Net income	$553	$619	$440

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
PER SHARE DATA
Basic earnings(1)	$0.42	$0.60	$0.49
Diluted earnings(2)	$0.40	$0.56	$0.46
Book value(3)	$12.20	$9.93	$9.35
Cash dividends	$—	$—	$—
Weighted average number of shares outstanding	1,324,298	1,037,298	897,017
Weighted average number of shares outstanding (fully diluted)	1,367,527	1,095,455	935,974

	As of or For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
STATEMENT OF CONDITION SUMMARY:
Cash and due from banks	$6,709	$1,639	$1,495
Federal Funds sold	$8,145	$4,945	$615
Interest-bearing deposits	$2,606	$2,692	$2,533
Investment securities	$3,402	$2,706	$2,843
Loans, net of unearned income	$136,110	$81,035	$60,696
Allowance for possible loan losses	$1,784	$998	$760
Total assets	$164,706	$99,206	$68,282
Total deposits	$112,585	$79,672	$54,161
Short term borrowings(4)	$28,086	$9,000	$4,305
Total stockholders’ equity	$22,843	$10,299	$9,696

PERFORMANCE RATIOS:
Return on average assets	0.41%	0.72%	0.81%
Return on average equity	3.72%	6.16%	5.74%
Net interest margin	5.58%	4.76%	4.59%
Efficiency ratio(5)	77.50%	81.24%	79.88%
Average net loans as a percent of average deposits(6)	98.25%	101.17%	102.53%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	0.53%	0.00%	0.00%
Net charge-offs to average loans	0.00%	0.00%	0.00%
Allowance for loan losses to period-end loans	1.31%	1.23%	1.25%

CAPITAL RATIOS:
Total stockholders’ equity as a percent of total assets	13.87%	10.38%	14.20%
Average equity as a percent of average total assets	11.09%	11.68%	14.02%
Leverage ratio(7)	13.45%	10.57%	15.27%
Tier 1 risk-based capital ratio(7)	13.57%	11.30%	15.05%
Total risk-based capital ratio(7)	14.73%	12.41%	16.23%

(1)	These figures represent the net income divided by the weighted average number of shares outstanding (exclusive of shares exercisable under our Stock Option Plan).
(2)	These figures represent the net income divided by fully diluted weighted average number of shares outstanding.
(3)	The book value per share represents total stockholder’s equity divided by the total number of shares of our common stock outstanding at the end of the period indicated.
(4)	The figure for 2005 includes $16.1 million of Celtic borrowings under their borrowing line with an unaffiliated bank.
(5)	The efficiency ratio is computed by dividing non-interest expense by net interest plus non-interest income, excluding securities gains and losses.
(6)	These figures represent the ratios for the Bank, excluding non-bank affiliate (Celtic) loans which are not funded with Bank deposits.
(7)	The figures for 2004 and 2003 represent the ratios for the Bank only.
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

2005 compared to 2004 analysis. Average interest-earning assets increased to $134.1 million ($5.7 million Celtic related) during the year ended December 31, 2005, from $80.3 million during 2004. The average yield on these assets increased to 8.15% (7.40% excluding Celtic) for the year ended December 31, 2005 from 6.23% for 2004. This average yield increase was related to the prime rate which increased eight times during 2005. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $99.6 million ($4.8 million related to Celtic) during the year ended December 31, 2005, from $62.6 million during 2004. The average rate paid on these deposits increased to 3.14% (2.95% excluding Celtic) for the year ended December 31, 2005, from 1.89% for 2004. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market. The increase is attributable to the increases in rates paid on time deposits, FHLB borrowings, and money market accounts. While Bank average core deposits grew 35% in 2005, additional brokered and institutional certificates of deposits and FHLB borrowings were needed to help support the Bank’s 50% growth in average loans outstanding. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 43% for the year ended December 31, 2005 to $18.7 million from $13.1 million for 2004.
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
     Since June 2004, the FRB has increased rates fourteen times to 4.50%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of the money supply by the FRB to control the rate of inflation has an impact on our earnings. The changes in interest rates may also have a corresponding impact on the ability of borrowers to repay loans with us.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Discovery Bancorp
San Marcos, California
We have audited the accompanying consolidated balance sheet of Discovery Bancorp and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
We have also audited the adjustments described in Note 1 under the caption, “Presentation of 2004 Consolidated Financial Statements”, that were applied to the 2004 financial statements resulting from the consolidation of Discovery Bank and subsidiary into Discovery Bancorp. In our opinion, such adjustments are appropriate and have been properly applied.
/s/ HUTCHINSON AND BLOODGOOD LLP
Glendale, California
March 2, 2006
To the Board of Directors and Stockholders
Discovery Bank
We have audited the accompanying consolidated balance sheet of Discovery Bank and subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2004 (as originally issued prior to the consolidation of Discovery Bancorp as described in note 1 to the financial statements). These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Bank and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.
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
     Presentation of 2004 Consolidated Financial Statements – The 2004 consolidated financial statements, as originally issued, included the financial position and results of operations of Discovery Bank and subsidiary. For purposes of comparison with the 2005 consolidated financial statements, the accompanying 2004 consolidated financial statements include the financial position and results of operation of Discovery Bancorp. See Note 19 for the stand-alone financial statements of Discovery Bancorp as of and for the period ended December 31, 2004.
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
NOTE 2 — INVESTMENT SECURITIES
     Bancorp’s securities are available-for-sale. The amortized cost of securities and their approximate fair values as of December 31 are:

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government agency Securities	$2,495,967	$0	$(40,567)	$2,455,400
Mortgage-backed Securities	972,592	1,036	(27,291)	946,337

Total securities	$3,468,559	$1,036	$(67,858)	$3,401,737

		2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government agency Securities	$2,715,768	$6,141	$(16,175)	$2,705,734

Total securities	$2,715,768	$6,141	$(16,175)	$2,705,734

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
DISCOVERY BANCORP
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Cash & due from banks	$2,913,005	$6,930
Investment in subsidiaries	19,770,710	—
Other assets	269,274	38,133

TOTAL ASSETS	$22,952,989	$45,063

LIABILITIES

Loan payable and other liabilities	$110,318	$100,000

TOTAL LIABILITIES	110,318	100,000

STOCKHOLDERS’ EQUITY

Common stock	22,775,785	2000
Retained earnings	105,576	(56,937)
Accumulated other comprehensive loss	(38,690)	—

	22,842,671	(54,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,952,989	$45,063

DISCOVERY BANCORP
STATEMENTS OF INCOME
FOR THE PERIODS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
INCOME:
Interest income	$—	$—

EXPENSE:
Interest expense	9,444	—
Professional expense	462,181	56,937
Other expense	106,660	—

TOTAL EXPENSE	578,285	56,937

Loss before income taxes and equity in undistributed net income of subsidiaries	(578,285)	(56,937)
INCOME TAX BENEFIT	246,868	—
Equity in undistributed net income of subsidiaries	884,097	—

NET INCOME(LOSS)	$552,680	$(56,937)

DISCOVERY BANCORP
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
FOR THE YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$552,680	$(56,937)
Earnings of Discovery Bank	(847,050)	—
Earnings of Celtic Capital Corporation	(37,047)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in other assets	(259,277)	(38,133)
Changes in other liabilities	110,318

Net cash used in operating activities	(480,376)	(95,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution in subsidiaries	(4,004,153)	—
Net cash used for purchase of Celtic Capital Corporation	(3,697,551)	—

Net cash used for investing activities	(7,701,704)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in loans from Directors	(100,000)	100,000
Proceeds from warrants exercised	3,750	—
Issuance (repurchase) of organizational shares	(2,000)	2,000
Proceeds from stock options exercised	71,138	—
Proceeds from issuance of common stock, net of capital raising costs	11,115,267	—

Net cash provided by financing activities	11,088,155	102,000

Increase in cash and cash equivalents	2,906,075	6,930

CASH AND CASH EQUIVALENTS BALANCE

Beginning of period	6,930	0

End of period	$2,913,005	$6,930

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
     Except as indicated below, the address of each of the persons listed below is c/o Discovery Bancorp, 338 Via Vera Cruz, San Marcos, California 92078.

	Number of Shares of	Number of Shares
	Common Stock	Subject to Vested	Percent of Class
	Beneficially	Stock Options	Beneficially
Name and Title of Beneficial Owner	Owned[1]	and Warrants[2]	Owned[2]

Directors, Executive Officers and Significant Employees:

Joseph C. Carona, Executive Vice President and Chief Administrative Officer	2,900	8,260	0.59%
Robert Cairns, Corporate Secretary and Director	37,000	16,397	2.83%
Gabriel P. Castano, Director	33,800	9,141	2.28%
Walter F. Cobb, Director	13,640	6,472	1.07%

Stanley M. Cruse, Executive Vice President	950	2,100	0.16%
Bron Hafner, Director	32,260	0	1.72%
Mark A. Hafner, President and Chief Executive Officer of Celtic	22,645	0	1.21%
James P. Kelley, II, Director, President and Chief Executive Officer	26,200	30,223	2.97%
Michael A. Lenzner, Director	45,072	11,890	3.02%
Martin McNabb, Executive Vice President and Chief Financial Officer	0	0	0%
Anthony J. Pitale, Director	15,078	2,063	0.91%
John R. Plavan, Chairman of the Board	28,200	8,953	1.98%
Stuart Rubin,
Director	42,500	9,935	2.79%
Mark W. Santar, Director	30,011	9,317	2.09%
All Directors, Executive Officers and Significant Employees as a Group (14 in number)	330,256	114,751	22.40%
More Than 5% Shareholders:

Hoefer & Arnett Capital Management, Inc., Green Street Capital Management LLC, Hans Schroeder, Kevin Daly, Philip Economopoulos, Bob Arnett and Green Street Regional Financial Fund L.P.[3]	147,700	0	7.89%

1	Includes shares held by or with such person’s spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); shares held as custodian for minor children; or shares held in an Individual Retirement Account or pension plan as to which such person has pass-through voting rights and investment power. Does not include shares which may be acquired upon exercise of stock options, which are identified separately in this table.

2	Shares subject to options held by directors and executive officers that were exercisable within 60 days after March 24, 2006 (“vested”) and warrants to purchase Bancorp’s common stock are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person but not for the purpose of computing the percent of class owned by any other person. For All Directors, Executive Officers and Significant Employees as a Group, all vested stock options and warrants held by such persons are treated as issued and outstanding when computing the percent of class.

3	The amount shown and the following information is derived from the Schedule 13G filed on February 14, 2006 (the “Schedule 13G”) by the parties named under the heading “More Than 5% Shareholders” (collectively, the “Filers”). The Common Stock is held in the account of Green Street Regional Financial Fund L.P. (“Green Street”), an investment advisory client of Hoefer & Arnett Capital Management, Inc. (“Hoefer & Arnett”) as of December 31, 2005. Hoefer & Arnett is a registered investment adviser and holds the Common Stock in a fiduciary capacity. Green Street, as a client of Hoefer & Arnett, has the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, the Common Stock. No client is known to have such right or power with respect to more than five percent of the outstanding Common Stock, except for Green Street. Green Street Capital Management LLC (“Green Street Capital”) is the general partner of Green Street and subsequent to December 31, 2005, became its investment adviser. Mr. Schroeder is a control person of Green Street Capital. Mr. Economopoulos, Mr. Arnett and Mr. Daly are the controlling owners of Hoefer & Arnett. Green Street Capital, Hoefer & Arnett, Mr. Economopoulos, Mr. Arnett, Mr. Daly and Mr. Schroeder constitute a group as defined in Rule 13d-5(b)(1). Green Street disclaims beneficial ownership of these securities. The principal business office of the Filers is located at 555 Market Street, 18th Floor, San Francisco, California 94105.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of May 2006.

DISCOVERY BANCORP (Registrant)
By:	/s/ James P. Kelley, II
James P. Kelley, II
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Cairns*	Director and Secretary	May 25, 2006

Robert Cairns

/s/ Gabriel P. Castano*	Director	May 25, 2006

Gabriel P. Castano

/s/ Walter F. Cobb*	Director	May 25, 2006

Walter F. Cobb

/s/ Bron Hafner, Sr.*	Director	May 25, 2006

Bron Hafner, Sr.

/s/ James P. Kelley, II	President and Chief Executive	May 25, 2006
James P. Kelley, II	Officer (Principal Executive Officer)

/s/ Michael A. Lenzner*	Director	May 25, 2006

Michael A. Lenzner

/s/ Martin McNabb	Executive Vice President and Chief	May 25, 2006
Martin McNabb	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony J. Pitale*	Director	May 25, 2006

Anthony J. Pitale

/s/ John R. Plavan*	Chairman of the Board	May 25, 2006

John R. Plavan

/s/ Stuart Rubin*	Director	May 25, 2006

Stuart Rubin

/s/ Mark W. Santar*	Director	May 25, 2006

Mark W. Santar

By: /s/ Martin McNabb

Martin McNabb (Attorney-in-fact)

* By Martin McNabb, Attorney-in-fact