Form 10QSB
period 2006-06-30
Discovery Bancorp
filed 2006-08-11
CIK 1313868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________

FORM 10-QSB
_____________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-122090

_____________________

DISCOVERY BANCORP

(Name of Small Business Issuer as Specified in its Charter)

_____________________

California (State or other jurisdiction of incorporation or organization)	20-1814766 (I.R.S. Employee Identification No.)

338 Via Vera Cruz, San Marcos, California 92078
(Address of Principal Executive Offices) (Zip Code)

(760) 736-8900
(Issuer’s Telephone Number including Area Code)

_____________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 1, 2006, 1,871,883 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

	(dollars in thousands)
	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Cash & due from banks	$6,393	$6,709
Fed Funds sold	11,840	8,145
Cash and cash equivalents	18,233	14,854
Interest-bearing deposits at banks	6,086	2,606
Investment securities available-for-sale	3,276	3,402
Common stock, substantially restricted	669	648
Loans, net of allowance for loan losses of
$2,007 in 2006 and $1,784 in 2005	148,992	134,326
Goodwill	1,731	1,731
Accrued interest receivable and other assets	1,281	1,127
Premises and equipment, net	5,825	6,012
TOTAL ASSETS	$186,093	$164,706

LIABILITIES
Deposits
Non-interest-bearing demand	$19,721	$21,569
Interest-bearing demand	30,728	28,560
Savings	1,812	1,987
Time, under $100,000	43,923	28,032
Time, $100,000 and over	36,807	32,437
Total deposits	132,991	112,585
Borrowings under line of credit	15,115	16,086
Overnight borrowings - FHLB	12,784	12,000
Accrued interest payable and other liabilities	1,324	1,192
TOTAL LIABILITIES	$162,214	$141,863

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,871,883 shares at June 30, 2006 and December 31, 2005	$22,854	$22,776
Retained earnings	1,079	106
Accumulated other comprehensive loss	(54)	(39)
	23,879	22,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,093	$164,706

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30,		Six Months Ended June 30,
Dollar amounts in thousands, except per share amounts	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$4,049	$1,924	$7,682	$3,488
Interest on federal funds sold	100	58	203	98
Interest on securities	43	44	84	70
Other	65	18	104	36
TOTAL INTEREST INCOME	4,257	2,044	8,073	3,692

INTEREST EXPENSE
Deposits	1,113	610	1,986	1,062
Borrowings under line of credit	296	0	589	0
Overnight borrowings - FHLB	121	70	240	125
Other	0	5	0	5
TOTAL INTEREST EXPENSE	1,530	685	2,815	1,192

NET INTEREST INCOME	2,727	1,359	5,258	2,500

PROVISION FOR LOAN LOSSES	117	124	223	282

NET INEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,610	1,235	5,035	2,218

NON - INTEREST INCOME
Customer service fees & charges	42	29	79	40
Gain on sale of SBA loans	52	123	167	123
Rental income, net	75	55	152	132
Other loan fees & charges	123	85	222	102
TOTAL NON - INTEREST INCOME	292	292	620	397

NON - INTEREST EXPENSE
Salaries and employee benefits	1,244	611	2,412	1,123
Net occupancy	135	72	262	135
Furniture and equipment	85	73	154	139
Data processing	91	51	192	100
Advertising	53	31	97	52
Professional	189	210	369	377
Office supplies	22	18	43	35
Other operating	211	150	423	305
TOTAL NON - INTEREST EXPENSE	2,030	1,216	3,952	2,266

INCOME BEFORE INCOME TAXES	872	311	1,703	349

INCOME TAX PROVISION	373	103	730	140
NET INCOME	$499	$208	$973	$209

Basic earnings per share	$0.27	$0.20	$0.52	$0.20
Diluted earnings per share	$0.26	$0.19	$0.50	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	(dollars in thousands)
	Common Shares Outstanding	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, January 1, 2005	1,037,498	$10,756	$(447)	$(10)	$10,299

Comprehensive income:
Net income			209		209
Change in unrealized loss on investment securities, net of tax effect				(12)	(12)
Total comprehensive income					197
Warrants exercised	250	4			4
Repurchase of organizational shares	(200)	(2)			(2)
Balance, June 30, 2005	1,037,548	$10,758	$(238)	$(22)	$10,498

Balance, January 1, 2006	1,871,883	$22,776	$106	$(39)	$22,843

Comprehensive income:
Net income			973		973
Change in unrealized loss on investment securities, net of tax effect				(15)	(15)
Total comprehensive income					958
Compensation expense on incentive stock options		78			78
Balance, June 30, 2006	1,871,383	$22,854	$1,079	$(54)	$23,879

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY BANCORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	(dollars in thousands)
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$973	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	223	282
Depreciation and amortization	247	188
Amortization of deferred loan fees	(76)	(139)
Compensation expense on stock options	78	0
Change in:
Deferred tax assets	(94)	29
Accrued interest receivable and other assets	(60)	(341)
Accrued interest payable and other liabilities	133	499
Net cash provided by operating activities	1,424	727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(60)	(344)
Net change in interest bearing deposits at banks	(3,480)	100
Purchase of common stock substantially restricted	(21)	(29)
Sales, maturities and paydowns of securities available-for-sale	—	618
Purchases of securities available-for-sale	110	(1,751)
Net change in loans	(14,813)	(22,144)
Net cash used for investing activities	(18,264)	(23,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings under lines of credit, net of repayments	(187)	898
Proceeds from warrants exercised	0	4
Repurchase of organizational shares issued	0	(2)
Net change in deposits	20,406	26,605
Net cash provided by financing activities	20,219	27,505
Increase in cash and cash equivalents	3,379	4,682

CASH AND CASH EQUIVALENTS BALANCE
Beginning of period	14,854	6,584
End of period	$18,233	$11,266

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2,768	$1,128
Income taxes	$1,134	$0

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS, BASIS OF PRESENTATION AND STOCK BASED COMPENSATION

Nature of Operations - Discovery Bancorp (the “Company”) is the holding company for Discovery Bank (the “Bank”), headquartered in San Marcos, California, and Celtic Capital Corporation (“Celtic”), headquartered in Santa Monica, California. On June 22, 2005, the Company acquired ownership of the Bank through a corporate reorganization and became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

The Bank, through its wholly owned subsidiary, San Marcos Building, LLC, owns a 28,000-square-foot, two story commercial building to house the Bank’s corporate offices and head branch location. The Bank occupies approximately 13,500 square feet with the remaining spaces leased to third parties on a short term basis. Net rental income activity for the three months ended June 30, 2006 totaled $75 thousand and for the six months ended June 30, 2006 totaled $152 and is reflected as other income within the consolidated financial statements.

On August 31, 2005, the Company, through its wholly-owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase, were acquired. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank and $5.2 million in cash and 53,613 shares of the Company common stock. Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and operates as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable, equipment and inventory. The Company’s financial statements include the accounts of Celtic since the date of acquisition.

Further, at September 30, 2005, the Company had largely completed a $12.8 million public stock offering, of which 53,613 shares or $831 thousand were issued to principals of Celtic as part of the Celtic asset acquisition, and received proceeds, net of underwriting costs, of approximately $ 11.1 million. On November 8, 2005, the Company closed its public offering registered on Form SB-2 and issued a total of 827,425 shares ($12.8 million) of its common stock.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

On June 22, 2005, all of the outstanding shares of the Bank were converted into shares of Discovery Bancorp. The consolidated financial statements for the period ending June 30, 2006 include the Company, the Bank and the Bank’s premises subsidiary, and Celtic. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 2005 are derived from the company’s unaudited consolidated financial statements and do not include Celtic, as the acquisition of Celtic had not yet occurred. These consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, as amended. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial statements, have been included.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Stockholder’s Equity and Stock Based Compensation - The Company has a stock option plan (hereinafter the “Plan”) which provides for non-qualified stock options for non-employee directors and incentive stock options for employees for a maximum of 500,000 shares of authorized common stock. Pursuant to the Plan, the Company has awarded options to directors and employees. The options granted vest and become exercisable in incremental percentages over five years from the grant date and expire ten years after grant. As of June 30, 2006, 6,910 options had been exercised since the inception of the Plan. The Company had options outstanding to purchase a total of 244,457 shares of common stock, at exercise prices ranging from $10.00 per share to $18.05 per share, leaving 248,633 shares available for future grants.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. Accordingly, no stock based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Company had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supercedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $39,000 (pre-tax amount) for the three months ended June 2006 and $78,000 (pre-tax amount) for the six months ended June 2006.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous year:

	Three months ended June 30, 2005	Six Months ended June 30, 2005
	(dollars in thousands)
Reported net earnings	$208	$209
Stock-based employee compensation expense, net of related tax effects	2	16
Pro forma net earnings	$206	$193
Basic net earnings per share
As Reported	$0.20	$0.20
Pro Forma	$0.20	$0.19
Diluted net earnings per share
As Reported	$0.19	$0.19
Pro Forma	$0.19	$0.18

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses the following input variables as of the grant date, to arrive at the fair value for each grant:

1)	Grant date;
2)	Options granted;
3)	Exercise price;
4)	Stock price on date of grant;
5)	Expected dividend rate;
6)	Expected volatility;
7)	Risk free interest rate on grant date;
8)	Expected term; and
9)	Expected forfeiture rate.

 NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management is currently evaluating the potential impact of this interpretation.

In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, was issued. SFAS No. 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS No. 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 156 on its consolidated financial position, results of operations and cash flows.

On November 2, 2005, the FASB issued FASB Staff Position (“FSP”) Nos, FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations, subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

In May 2005 the FASB issued FAS 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 which changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.

This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

At June 30, 2006 the Company had no changes in accounting principles.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard was effective for fiscal periods beginning after June 15, 2005. Management believes that the adoption of SFAS 153 will not have an impact on the Company’s financial statements.

NOTE 3 - EARNINGS PER SHARE (EPS)

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

The following is a reconciliation of basic EPS to diluted EPS for the three months ended June 30, 2006 and 2005:

	Earnings per share calculation For the three months ended June 30,
	(Dollar amounts in thousands, except per share amounts)
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic EPS:
Income available to common shareholders	$499	$1,871,883	$0.27	$208	$1,037,498	$0.20

Effect of dilutive securities:
Stock options/warrants	—	66,469	(0.01)	—	55,449	(0.01)

Diluted EPS:
Income available to common shareholders	$499	$1,938,352	$0.26	$208	$1,092,947	$0.19

The following is a reconciliation of basic EPS to diluted EPS for the six months ended June30, 2006 and 2005:

	Earnings per share calculation For the six months ended June 30,
	(Dollar amounts in thousands, except per share amounts)
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic EPS:
Income available to common shareholders	$973	$1,871,883	$0.52	$209	$1,037,398	$0.20

Effect of dilutive securities:
Stock options/warrants	—	61,766	(0.02)	—	60,391	(0.01)

Diluted EPS:
Income available to common shareholders	$973	$1,933,649	$0.50	$209	$1,097,789	$0.19

NOTE 4 - BORROWINGS

The Bank has a continuous revolving line of credit with the Federal Home Loan Bank (FHLB) providing for working capital advances up to $29 million. Borrowings are payable on demand and are fully collateralized by certain Bank assets. Interest on outstanding borrowings accrues at the rates negotiated at the time of borrowing which ranged from 4.9% to 5.41% during the second quarter 2006. The Bank had $12.8 million outstanding against the line as of June 30, 2006 at a rate of 5.41%. The Bank had $12.0 million outstanding against the line as of December 31, 2005.

The Bank has an unsecured line of credit with Pacific Coast Bankers Bank (PCBB) providing for federal fund purchases up to $2.5 million. Interest on outstanding borrowings accrues at the PCBB daily fed fund rate. The Bank had no outstanding borrowings against the line as of June 30, 2006 and December 31, 2005.

Celtic has a $25 million revolving line-of-credit with a bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Celtic was in compliance with all covenants as of June 30, 2006. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $15.1 million at June 30, 2006 and $16.1 million at December 31, 2005. The underlying loans serve as collateral for the borrowings.

NOTE 5 - PURCHASE OF ASSETS AND LIABILITIES

On August 31, 2005, the Company, through its wholly-owned subsidiary (Celtic Merger Corp.), acquired the assets and certain liabilities of Celtic Capital Corporation for a purchase price of $5.2 million in cash and the issuance of 53,613 shares of the Company common stock. The value of the stock was determined to be $15.50 per share at the time of the acquisition. The source of funds for the acquisition was available cash, primarily from the partially completed August, 2005 $12.8 million common stock offering. Celtic Merger Corp. assumed the premises leases of Celtic Capital Corporation’s two offices. Celtic Merger Corp., as part of the asset purchase, also entered into certain employment and consulting agreements with principals of Celtic Capital Corporation. Celtic Merger Corp. was renamed Celtic Capital Corporation ("Celtic").

The acquisition was accounted for using the purchase method of accounting and, accordingly, Celtic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:	(dollars in thousands)
Cash	$1,529
Loans	15,966
Goodwill	1,731
Other assets	98
Total assets acquired	$19,324

Liabilities assumed:
Borrowing under line of credit	$13,214
Other liabilities	53
Total liabilities assumed	$13,267

Goodwill of $1.7 million represents the excess of purchase price paid over the estimated fair values of the assets acquired, net of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with goodwill during the period ending June 30, 2006.

NOTE 6 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At June 30, 2006 and December 31, 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(dollars in thousands)
	June 30, 2006	December 31, 2005
Unfunded commitments under lines of credit	$46,628	$38,626
Commercial and standby letters of credit	$765	$566

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. All standby letters of credit issued by the Company expire within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, if deemed necessary.

Lines of credit and commercial and standby letters of credit are variable rate loans generally tied to the prime rate or other variable indexes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction.

Discovery Bancorp (the “Company”) is the holding company for Discovery Bank (the “Bank”), headquartered in San Marcos, California, and Celtic Capital Corporation, headquartered in Santa Monica, California. On June 22, 2005, the Company acquired ownership of the Bank through a corporate reorganization and became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

On August 31, 2005, the Company, through its wholly-owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase, were acquired. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank and $5.2 million in cash and 53,613 shares of the Company common stock. Celtic Merger Corp. assumed the premises leases of Celtic’s two offices. Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and continues to operate as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable and inventory. Because the business conducted by Celtic is the same as that previously conducted by Celtic Capital Corporation, the Company has caused Celtic to enter into employment agreements and/or consulting agreements with the Celtic Capital Corporation principals, Mark Hafner, who serves as President and Chief Executive Officer of Celtic, Alex Falo, who serves as the Vice President and Loan Manager of Celtic, and Bron Hafner, who serves as a Consultant. Each of the employment and consulting agreements provides for a term of three (3) years and contains certain restrictions that prevent or limit the contracting party from competing against Celtic. See Notes 1 and 5 to the financial statements for additional information regarding the Celtic asset purchase.

Further, at September 30, 2005, the Company had largely completed a $12.8 million stock offering, of which 53,613 shares or $831 thousand were issued as part of the Celtic asset acquisition, and received proceeds, net of underwriting costs, of approximately $11.1 million. On November 8, 2005, the Company closed its public offering registered on Form SB-2 and has issued 827,425 ($12.8 million) shares stock. Please refer to the Company’s Registration Statements on Form S-4 and SB-2, as amended, for more information regarding the holding company reorganization, the Celtic acquisition and the stock offering.

The following discussion is designed to provide a better understanding of significant trends related to the the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity of the Company, the Bank, and Celtic (collectively the “Company”). This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2006 and 2005, and the financial condition of the Company as of June 30, 2006 and December 31, 2005. Comparison of the three and six months ended June 30, 2006 to June 30, 2005 is primarily impacted by the Company’s growth and the above-mentioned acquisition and stock offering. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and to the Bank’s audited financial statements for the years ended December 31, 2004 and 2003 and the Company’s Form 10-KSB for the year ended December 31, 2005.

Our continued growth since commencement of operations in September 2001 has been a primary factor impacting profitability over the periods reflected in this discussion. Profitability for the three and six months ended June 30, 2006 was impacted by the Celtic acquisition as well as loan growth. However, although the Company anticipates that continued growth will further enhance the results of operations, the Company’s future results of operations could materially differ from those suggested by the forward-looking statements contained in this report or the annualized results of our operations for the three and six months ended June 30, 2006, depending upon changes to things such as: competition within the banking industry; changes in the interest rate environment; general economic conditions, nationally, regionally and in our market areas, including declines in real estate values; the effects of terrorism and the conduct of the war on terrorism by the United States and its allies; the regulatory environment; business conditions and inflation; the securities markets; technology; regulatory compliance issues; planned asset growth; unanticipated loan losses; unanticipated increases in operating expenses; and the ability to generate fee and other non-interest income.

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

Critical Accounting Policies

Use of Estimates. The Company’s financial statements and the notes thereto, have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the financial statements. On an ongoing basis, the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes that these estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

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

During the time the Company holds collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although the Company has established an allowance for loan and lease losses that the Company considers adequate, there can be no assurance that the established allowance for loan and lease losses will be sufficient to offset losses on loans in the future. Detailed information concerning the Bank’s loan loss methodology is contained in this Item 2 below under “—Allowance and Provision for Loan and Lease Losses.”

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

Goodwill. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. Impairment is the condition that exists when the carrying amount of the asset exceeds its implied fair value. The goodwill impairment test involves comparing the fair value of Celtic’s assets and liabilities with its carrying amount, including goodwill.

Income Taxes. The Company records provision for income taxes under the asset liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between our financial statements and our tax returns. The principal items giving rise to these differences include the allowance for loan and lease losses, depreciation, and organization and start-up costs. We have recognized deferred income tax assets as of June 30, 2006 and December 31, 2005, of $416,000 and $322,000, respectively. The Company evaluates the realizability of deferred tax assets and liabilities based upon anticipated taxable income from forecast models.

General

The Company earned $499,000 for the three months ended June 30, 2006, or $0.26 per diluted share, and $973,000, or $0.50 per diluted share, for the six months ended June 30, 2006. This compares to earnings of $208,000 or $0.19 per diluted share and $209,000 or $0.19 per diluted share for the same periods in 2005. Increase in net interest income from continued loan growth and the Celtic acquisition more than offset increases in operating expenses in the second quarter.

Total assets increased $21.4 million or 13%, to $186.1 million at June 30, 2006, from $164.7 million at December 31, 2005. Loans, net of unearned income, increased 10.9% to $151.0 million at June 30, 2006, from $136.1 million at December 31, 2005. The increases in total assets and loans were primarily funded by a $20.4 million increase in deposits to $133 million at June 30, 2006, from $112.6 million at December 31, 2005 partially offset by reductions in borrowings of $187,000.

Stockholders’ equity was $23.9 million at June 30, 2006, compared to $22.8 million at December 31, 2005. The increase reflects continued profitability during the period.

The following sections present various tables reflecting the Company’s results of operations and financial condition for the dates indicated below. The Bank’s averages and rates have been calculated using daily averages. Celtic’s interest-earning assets and interest-bearing liabilities averages and rates have been calculated using daily averages. Monthly averages were used for the balance of Celtic’s assets and liabilities, for the Company’s separate assets and liabilities, and for San Marcos Building, LLC; however, these balances do not impact interest-earning assets or interest-bearing liabilities. Further, management believes the impact of using monthly versus daily average balances for these items is not material. No assurance can be given that the annualized rates and results of operations for the three and six months ended June 30, 2006 is indicative of the rates and results of operations that may be expected for the year ending December 31, 2006.

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

	Average Balances and Rates/Yields For the Three Months Ended June 30,
	(dollars in thousands)
	2006			2005
	Average Balance	Interest Income/ Expense	Average Rate/ Yield (1)	Average Balance	Interest Income/ Expense	Average Rate/ Yield (1)
Assets
Investment Securities	$3,309	$43	5.21%	$3,606	$44	4.89%
Interest-earning deposits	5,698	65	4.58%	2,862	18	2.52%
Federal funds sold	7,895	100	5.08%	7,490	58	3.11%
Loans (2)	147,700	4,049	11.00%	98,681	1,924	7.82%
Total Interest-Earning Assets	164,602	$4,257	10.37%	112,639	$2,044	7.28%
Non Interest-earning Assets	14,999			12,550
Total Assets	$179,601			$125,189

Liabilities
Transaction & NOW	6,913	19	1.10%	6,752	15	0.95%
Savings & Money Market	23,869	199	3.34%	20,069	110	2.20%
Time deposits	77,103	896	4.66%	59,443	485	3.27%
Borrowings	24,620	416	6.78%	9,940	75	3.03%
Total Interest-Bearing Liabilities	132,505	1,530	4.63%	96,204	685	2.86%
Demand deposits	22,214			17,610
Other liabilities	1,275			1,271
Total Liabilities	155,994			115,085

Shareholders’ Equity	23,607			10,104
Total Liabilities and Shareholders’ Equity	$179,601			$125,189
Consolidated Net Interest Income/Net Interest Margin (3)		$2,727	6.65%		$1,359	4.84%

1	The ratios have been annualized.

2
Average loans are net of unearned loan fees and allowances for loan and lease losses. Unearned loan fees were $353,000 and $206,000 at June 30, 2006 and 2005, respectively. Allowances for loan and lease losses were $2,007,000 and $1,280,000 at June 30, 2006 and 2005, respectively. Interest income from loans includes loan fees of $244,000 and $76,000 for the three months ended June 30, 2006 and 2005, respectively.

3	Net interest margin is calculated by dividing net interest income by average interest-earning assets.

   Three Months Ended June 30, 2006 and 2005. Average interest-earning assets increased to $164.6 million during the three months ended June 30, 2006, from $112.6 million during the same period in 2005, but remained relatively constant as a percentage of average earning assets. The average yield on these assets increased to 10.37% from 7.28%. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $132.5 million during the three months ended June 30, 2006, from $96.2 million during the same period in 2005. The average rate paid on interest-bearing liabilities increased to 4.63% for the three months ended June 30, 2006, from 2.86% for the same period in 2005. The increase in the yield on interest-earning assets was primarily the result of the prime rate increases experienced since June 2005 as well as the addition of Celtic loans which earn relatively higher yields. The increase in the rate paid on interest-bearing liabilities resulted from increases in deposit rates and an increase in prime-rate-based borrowings related to Celtic since June 2005. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 26.1% for the three months ended June 30, 2006 to $22.2 million from $17.6 million for the same period in 2005.

Net interest income for the three months ended June 30, 2006, was $2,727,000 which increased $1,368,000 or 100.7% over the same period in the prior year. Our net interest margin increased 181 basis points to 6.65% for the three months ended June 30, 2006, compared to 4.84% for the same period in 2005. The net interest margin increase resulted from the repricing lag between interest bearing deposits and loans in a rising rate market, and the higher net interest margin from the Celtic loan portfolio.

	Average Balances and Rates/Yields For the Six Months Ended June 30,
	(dollars in thousands)
	2006			2005
	Average Balance	Interest Income/ Expense	Average Rate/ Yield (1)	Average Balance	Interest Income/ Expense	Average Rate/ Yield (1)
Assets
Investment Securities	$3,342	$84	5.07%	$3,258	$70	4.33%
Interest-earning deposits	4,793	104	4.38%	2,871	36	2.53%
Federal funds sold	8,605	203	4.76%	6,844	98	2.89%
Loans (2)	142,859	7,682	10.84%	92,483	3,488	7.61%
Total Interest-Earning Assets	159,599	8,073	10.20%	105,456	3,692	7.06%
Non Interest-earning Assets	15,028			11,927
Total Assets	$174,627			$117,383

Liabilities
Transaction & NOW	7,083	40	1.14%	6,749	33	0.99%
Savings & Money Market	23,453	372	3.20%	20,460	211	2.08%
Time deposits	71,282	1,575	4.46%	52,737	818	3.13%
Borrowings	25,515	828	6.54%	9,541	130	2.75%
Total Interest-Bearing Liabilities	127,333	2,815	4.46%	89,487	1,192	2.69%
Demand deposits	22,767			17,094
Other liabilities	1,204			628
Total Liabilities	151,304			107,209

Shareholders’ Equity	23,323			10,174
Total Liabilities and Shareholders’ Equity	$174,627			$117,383
Consolidated Net Interest Income/Net Interest Margin (3)		$5,258	6.64%		$2,500	4.78%

1	The ratios have been annualized.

2
Average loans are net of unearned loan fees and allowances for loan and lease losses. Unearned loan fees were $353,000 and $206,000 at June 30, 2006 and 2005, respectively. Allowances for loan and lease losses were $2,007,000 and $1,280,000 at June 30, 2006 and 2005, respectively. Interest income from loans includes loan fees of $366,000 and $139,000 for the six months ended June 30, 2006 and 2005, respectively.

3	Net interest margin is calculated by dividing net interest income by average interest-earning assets.

Six Months Ended June 30, 2006 and 2005 Average interest-earning assets increased to $159.6 million during the six months ended June 30, 2006, from $105.5 million during the same period in 2005. The average yield on these assets increased to 10.2% from 7.06%. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $127.3 million during the six months ended June 30, 2006, from $89.5 million during the same period in 2005. The average rate paid on interest-bearing liabilities increased to 4.46% for the six months ended June 30, 2006, from 2.69% for the same period in 2005. The increase in the yield on interest-earning assets was primarily the result of the prime rate increases experienced since June 2005 as well as the addition of Celtic loans which earn relatively higher yields. The increase in the rate paid on interest-bearing liabilities resulted from increases in deposit rates and an increase in prime-rate-based borrowings related to Celtic since June 2005. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 33.3% for the six months ended June 30, 2006 to $22 million from $17.1 million for the same period in 2005.

Net interest income for the six months ended June 30, 2006, was $5,258,000 which increased $2,758,000 or 110.3% over the same period in the prior year. Our net interest margin increased 186 basis points to 6.64% for the six months ended June 30, 2006, compared to 4.78% for the same period in 2005. The net interest margin increase resulted from the repricing lag between interest bearing deposits and loans in a rising rate market and the higher net interest margin in the Celtic loan portfolio.

Net Interest Income and Rate/Volume Analysis.

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

Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities. These are referred to as rate changes and the impact on net interest income from these changes is measured by multiplying the change in rate between the current and prior period by the average volume of the prior period. Changes in rate-volume between periods, which are measured by the change in rate multiplied by the change in volume, are allocated on a pro rata basis between the volume and the rate changes. The following table reflects the rate and volume changes for the periods indicated:

Rate/Volume Analysis of Net Interest Income
For the Three Months Ended June 30, 2006
Compared to the Three Months Ended June 30, 2005

	Increase (Decrease) Due To Change In
	(dollars in thousands)
	Volume	Rate	Change
Interest-Earning Assets
Investment Securities	$(4)	$3	$(1)
Interest-earning deposits	18	29	47
Federal Funds Sold	3	39	42
Loans	956	1,169	2,125
Total Interest Income	973	1,240	2,213
Interest-Bearing Liabilities
Transaction and Now Accounts	1	3	4
MMDA and Savings	21	68	89
Time Deposit	144	267	411
Borrowings	111	230	341
Total Interest Expense	277	568	845
Net Interest Income	$696	$672	$1,368

Rate/Volume Analysis of Net Interest Income
For the Six Months Ended June 30, 2006
Compared to the Six Months Ended June 30, 2005

	Increase (Decrease) Due To Change In
	(dollars in thousands)
	Volume	Rate	Change
Interest-Earning Assets
Investment Securities	$2	$12	$14
Interest-earning deposits	24	44	68
Federal Funds Sold	25	80	105
Loans	1,900	2,294	4,194
Total Interest Income	1,951	2,430	4,381
Interest-Bearing Liabilities
Transaction and Now Accounts	2	5	7
MMDA and Savings	31	130	161
Time Deposit	288	469	757
Borrowings	218	480	698
Total Interest Expense	539	1,084	1,623
Net Interest Income	$1,412	$1,346	$2,758

Non-Interest Income

Non-interest income includes customer service fees, gains from the sale of SBA loans, rental income, and other loan fees and charges.

The tables below set forth the components of non-interest income as of the periods indicated:

	For the Three Months Ended June 30
	(dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Customer service fees & charges	$42	14.4%	$29	9.93%	$13	44.83%
Gain on sale of SBA loans	52	17.8%	123	42.12%	(71)	(57.72)%
Rental income	75	25.7%	55	18.84%	20	36.36%
Other loan fees & charges	123	42.1%	85	29.11%	38	44.71%
Total	$292	100.00%	$292	100.00%	$0	0%

As a percentage of average earning assets		0.18%		0.26%

Three Months Ended June 30, 2006 and 2005. Non-interest income overall remained flat for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Non-interest income as a percentage of average earning assets declined on higher interest generating assets from the acquisition of Celtic loans and year over year loan growth in the Bank. Other loan fees & charges increased on fees generated by Celtic. This increase along with increases in Rental income and Customer service fees offset reduced Gain on sale of SBA loans. Reduced Gain on sale of SBA loans is due to a decline in SBA sales volume.

	For the Six Months Ended June 30
	(dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Customer service fees & charges	$79	12.74%	$40	10.08%	$39	97.50%
Gain on sale of SBA loans	167	26.94%	123	30.98%	44	35.77%
Rental income	152	24.52%	132	28.21%	20	15.15%
Other loan fees & charges	222	35.81%	102	30.73%	120	117.65%
Total	$620	100.00%	$397	100.00%	$223	56.17%

As a percentage of average earning assets		0.39%		0.38%

Six Months Ended June 30, 2006 and 2005. Non-interest income increased $223,000 to $620,000 for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, but remained relatively constant as a percentage of average earning assets. The increase was primarily the result of an increase in other loan fees totaling $222,000 ($155,000 generated by Celtic for the six months ended June 30, 2006) and higher gain on the sale of SBA loans totaling $167,000.

Non-Interest Expense

Non-interest expenses consist of salaries and related benefits, occupancy and equipment expense and other expenses.

The tables below set forth the components of non-interest expenses as of the periods indicated:

	For the Three Months Ended June 30,
	(dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Salaries and benefits	$1,244	61.25%	$611	50.25%	$633	103.60%
Occupancy expense	135	6.65%	72	5.92%	63	87.50%
Furniture & Equipment	85	4.19%	73	6.00%	12	16.44%
Data Processing	91	4.48%	51	4.19%	40	78.43%
Advertising	53	2.61%	31	2.55%	22	70.97%
Professional fees	189	9.31%	210	17.27%	(21)	(10.00)%
Office supplies	22	1.08%	18	1.48%	4	22.22%
Other expenses	211	10.44%	150	12.34%	61	40.67%
Total	$2,030	100.00%	$1,216	100.00%	$814	66.94%

Three Months Ended June 30, 2006 and 2005. Our non-interest expenses increased by $814,000, or 66.94%, ($232,000, 19.0% excluding Celtic) to $2,030,000 for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. Salaries and employee benefits increased $633,000, or 103.6% for the three months ended June 30, 2006 related to staffing increases to support loan growth and deposit activities, setting up the SBA loan department and increased administrative staff including a controller, director of human resources and a director of operations. Occupancy expense increased $63,000, or 87.50%, ($8,000 or 11.1% excluding Celtic) to $135,000 for the three months ended June 30, 2006. Remaining expenses increased in line with business growth and the addition of Celtic.

	For the Six Months Ended June 30,
	(dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Salaries and benefits	$2,412	61.03%	$1,123	49.56%	$1,289	114.78%
Occupancy expense	262	6.63%	135	5.96%	127	94.07%
Furniture & Equipment	154	3.90%	139	6.13%	15	10.79%
Data Processing	192	4.86%	100	4.41%	92	92.00%
Advertising	97	2.45%	52	2.29%	45	86.54%
Professional fees	369	9.34%	377	16.64%	(8)	(2.12)%
Office supplies	43	1.09%	35	1.54%	8	22.86%
Other expenses	423	10.70%	305	13.46%	118	38.69%
Total	$3,952	100.00%	$2,266	100.00%	$1,686	74.41%

Six Months Ended June 30, 2006 and 2005. Our non-interest expenses increased by $1.7 million, or 74.4%, ($502,000, 22.0% excluding Celtic) to $4 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Salaries and employee benefits increased to $2.4 million, or 114.78% for the six months ended June 30, 2006 related to staffing increases to support loan growth and deposit activities, setting up the SBA loan department and increased administrative staff including a controller, director of human resources and a director of operations. Occupancy expense increased $127,000, or 94.07%, ($23,000 or 17.0% excluding Celtic) to $262,000 for the six months ended June 30, 2006. Remaining expenses increased in line with business growth and the addition of Celtic.

Income Taxes

The Company’s effective tax rates were 43.0% for the three and six months ended June 30, 2006 and 33.1% and 40.0% for the three month and six months ended June 30, 2005, respectively. The increase in the effective tax rate for the three months and six months ended June 30, 2006 as compared to June 30, 2005 reflects the complete utilization of net operating loss carryforwards and tax impact of implementing FAS 123(R) -Stock-based compensation.

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, the Company purchases United States Treasury and Agency securities and other investments. Sales of Federal Funds and short-term loans to other banks are also regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. None of our securities are pledged to meet security requirements imposed as a condition to receipt of public fund deposits or for other purposes. Our policy is to stagger the maturities of our investments to meet our overall liquidity requirements.

At June 30, 2006 and December 31, 2005 our investment portfolio consisted of U.S. Agency securities and mortgage backed securities. All of our securities are classified as available-for-sale. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

The following table summarizes the amounts and the distributions of our investment securities as of the dates indicated:

	Investment Portfolio
	(dollars in thousands)
	As of June 30, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale securities:
U.S. Government Agency Securities	$2,499	—	$(53)	$2,446	$2,496	—	$(41)	$2,455
Mortgage-backed Securities	872	—	(42)	830	973	1	(27)	947
Total securities	$3,371	—	$(95)	$3,276	$3,469	$1	$(68)	$3,402

As of June 30, 2006 and December 31, 2005, the Bank also owned $60,000 in Pacific Coast Bankers’ the Company common stock. In addition, as of June 30, 2006 and December 31, 2005, the Bank owned $609,000 and $588,000, respectively, in Federal Home Loan Bank stock.

Loans

Loan Categories. The following table sets forth the components of total net loans outstanding in each category for the Company at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
Real Estate Loans	(dollars in thousands)

Construction & Land Development Loans	$30,828	20%	$32,033	23%
Real Estate 1st Trust Deed	52,153	34%	41,344	30%
Other Real Estate Mortgage	2,379	2%	2,141	2%
Total Real Estate	85,360	56%	75,518	55%
Business Secured Loans	56,530	38%	52,221	38%
Business Unsecured Loans	1,575	1%	1,390	1%
Consumer and Other	7,887	5%	7,410	6%
Total Loans	151,352	100%	136,539	100%

Less deferred Loan Income	(353)		(429)
Less Allowance for Loan and Lease Losses	(2,007)		(1,784)

Net Loans	$148,992		$134,326

The Company provides a variety of credit products to meet the needs of borrowers in our service area. The Company offers both secured and unsecured loans for working capital, equipment acquisition, expansion, purchase or improvement of real property, as well as seasonal loans and lines of credit. The Company maintains a portfolio of interim construction loans. Other real estate loans consist primarily of commercial loans secured by real estate collateral and “mini-perm” real estate financing. Commercial loans are made available to business and professional customers. Consumer loans are offered for a variety of personal, family household needs, including automobiles, home equity loans and unsecured revolving lines of credit.

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

Loan Commitments. In the normal course of business, the Company maintains outstanding loan commitments to extend credit. The Company uses the same credit policies in making loan commitments as the Company does in extending loans to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. The types of collateral held varies, but may include accounts receivable, inventory, property, equipment and residential and income producing commercial properties. The Company had unfunded loan commitments, including standby letters of credit, totaling $47.4 million and $39.2 million at June 30, 2006 and December 31, 2005, respectively, primarily consisting of commercial, construction and equity lines of credit. Based upon the Company’s experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to, economic conditions.

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

Nonperforming assets at June 30, 2006 were unchanged from the December 31, 2005 balance of $726,000, representing 0.48% of gross loans at June 30, 2006, compared to 0.53% of gross loans at December 31, 2005. Nonperforming assets consists of one commercial real estate construction loan, for which management believes there is no loss exposure. There were no other non-accrual loans, loans past due 90 days or more, restructured loans, or impaired loans or loans that have or had a higher than normal risk of loss.

As of June 30, 2006, the Company has identified $3.4 million in loans on our internal watch list for special attention by our management and board of directors, of which $1.1 million is guaranteed by government and other agencies. These loans reflect weakened financial conditions or evidence other factors warranting closer monitoring, but are performing in accordance with their terms.

Allowance and Provision for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses. All loans which are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. The Company has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. The Company conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review and our collateral monitoring process, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions. Until the Company has established some historical trend of losses, it relies on industry standards to compare allowance adequacy.

Each month the Company also reviews the allowance and makes additional transfers to the allowance as needed. For the three months ended June 30, 2006 and June 30, 2005, the provision for loan and lease losses was $117,000 and $124,000, respectively and $223,000 and $282,000 for the six months ended June 30, 2006 and June 30, 2005.

At June 30, 2006, the allowance was 1.33% of the loans then outstanding. At December 31, 2005, the allowance for loan and lease losses was 1.31% of loans outstanding. Although the Company deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan and lease losses. Adverse economic conditions, a decline in real estate values, or a significant increase in interest rates could negatively affect the construction loan business and require an increase in the provision for loan and lease losses, which in turn, could adversely affect our future prospects, results of operations, and profitability.

The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
	(dollars in thousands)
Outstanding loans:
End of the period (1)	$150,999	$136,110	$103,557
Average for the period	142,859	107,448	92,483
Allowance for loan and lease losses:
Balance at beginning of period	1,784	998	998
Loans charged off	—	—	—
Recoveries	—	—	—
Provisions charged to operating expense	223	786	282
Balance at end of period	$2,007	$1,784	$1,280
Ratios:
Net charge-offs (recoveries) to average loans	—	—	—
Allowance to loans at period end	1.33%	1.31%	1.24%
Allowance to non-performing loans	276%	246%	176%
____________
(1) Loans are gross, which excludes the allowance for loan and lease losses. Non-accrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded.

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

	June 30, 2006		December 31, 2005
	(dollars in thousands)
	Allowance for Loan and Lease Losses	Percent of Loans in Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Loans in Category to Total Loans
Loan Loss Allocation
Real Estate:
Construction & Land Development Loans	$240	20%	$216	23%
1st Trust Deed R.E.	495	34%	446	30%
Other Real Estate	8	2%	11	2%
Total Real Estate	743	56%	673	55%

Business Secured Loans	642	38%	583	38%
Business Unsecured Loans	0	1%	0	1%
Consumer and Other:	68	5%	62	6%
Unallocated Allowance (including Additional Factors: i.e. — Economic/Concentrations)	554	—	466	—
Total	$2,007	100%	$1,784	100%

Cash and Cash Equivalents.

Cash and cash equivalents consist of cash on hand and due from correspondent banks, Federal funds sold, and balances maintained by Celtic in a non-affiliated bank. The Bank maintains balances at correspondent banks adequate to cover daily clearings and other charges. Funds in excess of these needs are invested in overnight federal funds at correspondent banks. Cash and cash equivalents were $18.2 million at June 30, 2006 and $14.9 million at December 31, 2005. The increase from December 31, 2005 to June 30, 2006 was to provide additional liquidity in line with our asset growth.

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

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at June 30, 2006:

June 30, 2006 (unaudited)
(dollars in thousands)
Three months or less	$10,541
Over three to six months	7,263
Over six to twelve months	18,581
Over twelve months	422
Total	$36,807

Borrowings.

Federal Home Loan Bank Advances at June 30, 2006 totaled $12.8 million with a month end rate of 5.41%. Average borrowings for the three months ended June 30, 2006 was $9.7 million with a weighted average rate of 5.04%. Federal Home Bank Loan Advances at December 31, 2005 totaled $12 million with a rate of 4.39%. Average FHLB borrowings for the year ended December 31, 2005 was $10.0 million with a weighted average rate of 3.36%. All advances are open-end overnight borrowings to supplement liquidity and are repaid during the periods when liquidity needs are met with deposits.

Celtic has a $25 million revolving line-of-credit with a non-affiliated bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Celtic was in compliance with all covenants as of June 30, 2006. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $15.1 million at June 30, 2006. The underlying loans serve as collateral for the borrowings.

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

The following table provides information regarding the Company’s and the Bank’s regulatory capital ratios at June 30, 2006 and December 31, 2005. The decrease in the Bank’s ratios reflects increased asset growth. At June 30, 2006 and December 31, 2005, the Company and the Bank met or exceeded regulatory capital requirements to be considered “well capitalized,” as defined in the regulations issued by the FRB and the FDIC, and it is the Company’s and the Bank’s intention to remain “well capitalized” in the future.

Risk-based capital ratios

Discovery Bancorp:	At 6/30/2006	At 12/31/2005	"Well Capitalized" Requirement	Minimum Capital Requirement
Total Risk-Based capital ratio	13.99%	14.73%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	12.81%	13.57%	6.00%	4.00%
Tier 1 Leverage Ratio	12.48%	13.45%	5.00%	4.00%
Discovery Bank:
Total Risk-Based capital ratio	10.68%	11.33%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	9.52%	10.17%	6.00%	4.00%
Tier 1 Leverage Ratio	9.22%	9.92%	5.00%	4.00%

Liquidity and Liquidity Management

Liquidity management for banks requires that funds always be available to pay deposit withdrawals and maturing financial obligations in accordance with their terms and to meet customer requests for loans. The acquisition of deposits has been our primary source of funds used to invest in earning assets. The Bank expects that deposits will continue to be the primary source of funds in future periods. The Bank emphasizes seeking demand deposits from business customers in our market area. When necessary, the Bank also pursues higher cost time deposits, including “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. Other sources of funds have been the cash provided from operations, the proceeds of common stock sales and from borrowings.

At June 30, 2006 and December 31, 2005, the Bank had “brokered deposits” of $23.6 million and $25 million, respectively. We utilized “brokered deposits” and deposits from other financial institutions to fund our loan growth.

To meet liquidity needs, the Bank maintains a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of June 30, 2006 and December 31, 2005, our liquidity ratio was 17.20% and 14.66%, respectively (defined as liquid assets as a percentage of the total of deposits and short term borrowings). Liquid assets were composed of Federal Funds sold, available-for-sale investment securities less securities that are pledged to secure treasury, tax and loan deposits and other purposes as required by law, interest-bearing deposits in other financial institutions and cash and due from banks. The Bank’s liquidity ratio at June 30, 2006 was above our policy target of 15% and at December 31, 2005 was slightly below our policy target of 15%. The Bank monitors our liquidity ratios daily. The Bank attempts to maximize its loan to deposit ratios and minimize its liquidity ratio, consistent with its liquidity needs and policy, to maximize net interest margins.

The Bank maintains a $2.5 million line of credit with a correspondent bank for the purchase of overnight Federal funds. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow us to borrow up to 15% of our assets. As of June 30, 2006, loans and securities pledged as collateral for this facility would have allowed us to borrow up to approximately $29.0 million. These facilities have been used regularly to provide funding for loans at a lower cost than brokered deposits. (See “Borrowings” above.)

The primary sources of liquidity for the Company, on a stand alone basis, include the receipt of dividends from the subsidiaries, borrowings, and our ability to raise capital. The ability of the Company to obtain funds for payment of dividends is dependent upon the subsidiaries’ earnings. The availability of dividends from the subsidiaries is also limited by various state and federal statues and regulations. Additionally, the Celtic borrowing agreement (see “Borrowings” above) requires Celtic to maintain certain financial covenants which may restrict the availability of dividends from Celtic. The Company has recently completed a public offering and raised $11.2 million. A part of the proceeds was used to repay $550,000 of the Company’s borrowings and fund the $5.2 million cash portion of the Celtic acquisition. The Company intends to use the remainder of the proceeds to provide resources to enhance the Company’s capital, and provide separate working capital for the Company.

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

The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses could imply. The Bank recognizes and accepts that interest rate risks are a routine part of its operations and will from time to time impact profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income, and to profit from favorable market opportunities.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of interest-earning assets and interest-bearing liabilities do not match in a changing interest rate environment (an interest rate sensitivity “gap”), net yields may be affected. Thus, if rate sensitive assets exceed rate sensitive liabilities for a given period, the interest rate would be “positively gapped” and we would benefit from an increase in interest rates. Conversely, if rate sensitive liabilities exceed rate sensitive assets for a given period, the interest rate would be “negatively gapped” and our earnings would be negatively impacted by an increase in interest rates. The Bank is “positively gapped” as of June 30, 2006. Even with perfectly matched repricing of interest-earning assets and interest-bearing liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In our overall attempt to match interest-earning assets and interest-bearing liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans.

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

The Bank utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of June 30, 2006, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income.

	(dollars in thousands)
Interest Rate Scenario	Adjusted Net Interest Income	Change From Base
Up 300 basis points	$7,553	24.83%
Up 200 basis points	$7,092	17.21%
Up 100 basis points	$6,594	8.98%
Base	$6,051	—
Down 100 basis points	$5,759	(4.81)%
Down 200 basis points	$5,475	(9.51)%
Down 300 basis points	$5,210	(13.89)%

The above analysis shows that the Bank is “positively gapped”, which means that net interest income would increase in a rising interest rate environment, and could decrease in a declining interest rate environment. However, these results illustrate the effect of immediate rate changes, which are unlikely, and do not consider the effect of loan prepayments or the yield from reinvesting in short-term versus long-term instruments.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors in the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 17, 2006. At the meeting, the following individuals were elected to serve as members of the Company’s Board of Directors until the 2007 Annual Meeting of Shareholders and until their successors are elected and have qualified:

NAME:	AUTHORITY GIVEN:	AUTHORITY WITHHELD:
Robert Cairns	1,331,209	0
Gabriel P. Castano	1,331,209	0
Walter F. Cobb	1,331,209	0
Bron Hafner, Sr.	1,330,709	500
James P. Kelley, II	1,331,209	0
Michael A. Lenzner	1,331,109	100
Anthony J. Pitale	1,331,109	100
John R. Plavan	1,331,209	0
Stuart Rubin	1,331,209	0
Mark W. Santar	1,331,209	0

 There were no abstentions or broker non-votes with repect to this matter.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit	Page

31.1	Certification of Chief Executive Officer (Section 302 Certification)	30

31.2	Certification of Chief Financial Officer (Section 302 Certification)	31

32.1	Certification of Periodic Financial Report (Section 906 Certification)	32

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Bancorp

Dated: August 11, 2006	By: /s/ James P. Kelley, II
James P. Kelley, II,
President and Chief Executive Officer

By: /s/ Martin McNabb
Martin McNabb,
Executive Vice President and Chief
Financial Officer