Form 10QSB
period 2006-09-30
Discovery Bancorp
filed 2006-11-14
CIK 1313868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________

FORM 10-QSB
_____________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, 1,895,234 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	(dollars in thousands)
	September 30, 2006	December 31, 2005
ASSETS	(unaudited)
Cash & due from banks	$7,131	$6,709
Fed Funds sold	14,140	8,145
Cash and cash equivalents	21,271	14,854
Interest-bearing deposits at banks	5,644	2,606
Investment securities available-for-sale	3,010	3,402
Common stock, substantially restricted	956	648
Loans, net of allowance for loan losses of $2,058 in 2006 and $1,784 in 2005	154,437	134,326
Goodwill	1,731	1,731
Accrued interest receivable and other assets	1,556	1,127
Premises and equipment, net	5,782	6,012
TOTAL ASSETS	$194,387	$164,706
LIABILITIES
Deposits
Non-interest-bearing demand	$21,681	$21,569
Interest-bearing demand	36,326	28,560
Savings	1,718	1,987
Time, under $100,000	39,933	28,032
Time, $100,000 and over	34,406	32,437
Total deposits	134,064	112,585
Borrowings under line of credit	15,509	16,086
Overnight borrowings - FHLB	19,065	12,000
Accrued interest payable and other liabilities	1,260	1,192
TOTAL LIABILITIES	$169,898	$141,863
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,881,398 and 1,871,883 shares at September 30, 2006 and December 31, 2005 respectively	$22,998	$22,776
Retained earnings	1,524	106
Accumulated other comprehensive loss	(33)	(39)
TOTAL STOCKHOLDERS’ EQUITY	24,489	22,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,387	$164,706

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

	(Dollar amounts in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$4,152	$2,531	$11,834	$6,019
Interest on federal funds sold	133	88	336	187
Interest on securities	40	39	124	109
Other	66	26	170	61
TOTAL INTEREST INCOME	4,391	2,684	12,464	6,376
INTEREST EXPENSE
Deposits	1,224	686	3,210	1,747
Borrowings under line of credit	316	76	905	76
Overnight borrowings - FHLB	137	103	377	228
Other	0	3	0	9
TOTAL INTEREST EXPENSE	1,677	868	4,492	2,060
NET INTEREST INCOME	2,714	1,816	7,972	4,316
PROVISION FOR LOAN LOSSES	113	350	336	633
NET INEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,601	1.466	7,636	3,683
NON - INTEREST INCOME
Customer service fees & charges	43	54	122	94
Gain on sale of SBA loans	46	0	213	123
Rental income (loss), net	(35)	33	117	180
Other loan fees & charges	170	64	392	152
TOTAL NON - INTEREST INCOME	224	151	844	549
NON - INTEREST EXPENSE
Salaries and employee benefits	1,259	817	3,671	1,940
Net occupancy	130	107	392	240
Furniture and equipment	72	80	226	220
Data processing	97	139	289	239
Advertising	63	30	160	82
Professional	190	342	559	719
Office supplies	16	18	59	53
Other operating	212	49	636	354
TOTAL NON - INTEREST EXPENSE	2,039	1,582	5,992	3,847
INCOME BEFORE INCOME TAXES	786	35	2,488	385
INCOME TAX PROVISION	340	22	1,070	162
NET INCOME	$446	$13	$1,418	$223
Basic earnings per share	$0.24	$0.01	$0.76	$0.20
Diluted earnings per share	$0.23	$0.01	$0.73	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	(Dollars in thousands)
	Common Shares Outstanding	Amount	Paid Stock Subscriptions Amount	Retained Earnings Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, January 1, 2005	1,037,498	$10,756	$—	$(447)	$(10)	$10,299
Comprehensive income:
Net income				223		223
Unrealized losses on investment securities					(22)	(22)

Total comprehensive income						201
Stock issued as part of Celtic asset purchase	53,613	831				831
Stock issued as part of offering	580,265	8,138				8,138
Paid stock subscriptions-shares not issued			3			3,000
Warrants exercised	250	4				4
Repurchase of organizational shares issued	(200)	(2)				(2)
Balance, September 30, 2005	1,671,426	$19,727	$3	$(224)	$(32)	$22,471
Balance, January 1, 2006	1,871,883	$22,776	$—	$106	$(39)	$22,843
Comprehensive income:
Net income				1,418		1,418
Unrealized losses on investment securities					6	6
Total comprehensive income						1,424
Compensation expense on incentive stock options		119				119
Warrants exercised, net of costs of $39,536	9,515	103				103
Balance, September 30, 2006	1,881,398	$22,998	$—	$1,524	$(33)	$24,489

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY BANCORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	(dollars in thousands)
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,418	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	336	633
Depreciation and amortization	341	306
Amortization of deferred loan fees	(128)	(168)
Compensation expense on stock options	119	0

Change in:
Deferred tax assets	(115)	138
Accrued interest receivable and other assets	(314)	(301)
Accrued interest payable and other liabilities	68	760
Net cash provided by operating activities	1,725	1,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(111)	(388)
Net change in interest bearing deposits at banks	(3,038)	(308)
Purchase of common stock substantially restricted	(308)	(146)
Sales, maturities and paydowns of securities available-for-sale	398	936
Purchases of securities available-for-sale	—	(1,751)
Net change in loans	(20,319)	(31,112)
Net cash used for purchase of Celtic Capital Corporation	0	(3,698)
Net cash used for investing activities	(23,378)	(36,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit, net of repayments	(577)	1,763
Proceeds from overnight borrowings FHLB, net of repayments	7,065	3,000
Proceeds from warrants exercised	103	4
Repurchase of organizational shares issued	0	(2)
Proceeds from issuance of common stock, net of capital raising costs		11,138
Net change in deposits	21,479	29,544
Net cash provided by financing activities	28,070	45,447
Increase in cash and cash equivalents	6,417	10,571

CASH AND CASH EQUIVALENTS BALANCE
Beginning of period	14,854	6,584
End of period	$21,271	$17,155

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,456	$1,955
Income taxes	$1,493	$20

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

The Bank, through its wholly owned subsidiary, San Marcos Building, LLC, owns a 28,000-square-foot, two story commercial building to house the Bank’s corporate offices and head branch location. The Bank occupies approximately 13,500 square feet with the remaining spaces leased to third parties on a short-term basis. Net rental income activity for the three months ended September 30, 2006 totaled a loss of $35 thousand and for the nine months ended September 30, 2006 totaled $117 thousand and is reflected as other income within the consolidated financial statements.

On August 31, 2005, the Company, through its wholly owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase, were acquired. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank, $5.2 million in cash and 53,613 shares of the Company’s common stock. Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and operates as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable, equipment and inventory. The Company’s financial statements include the accounts of Celtic since the date of acquisition.

Further, at September 30, 2005, the Company had largely completed a $12.8 million public stock offering, and had received proceeds, net of underwriting costs, of approximately $11.1 million. On November 8, 2005, the Company closed its public offering registered on Form SB-2 and issued a total of 827,425 shares ($12.8 million) of its common stock. 53,613 of these shares ($831 thousand) were issued to principals of Celtic on August 31, 2005 as part of the Celtic asset acquisition.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

On June 22, 2005, all of the outstanding shares of the Bank were converted into shares of Discovery Bancorp. The consolidated financial statements for the period ending September 30, 2006 include the Company, the Bank, the Bank’s premises subsidiary, and Celtic. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 2005 are derived from the company’s unaudited consolidated financial statements. These consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission, as amended. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial statements, have been included.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Stockholder’s Equity and Stock Based Compensation - The Company has a stock option plan (hereinafter the “Plan”) which provides for non-qualified stock options for non-employee directors and incentive stock options for employees to purchase up to a maximum of 500,000 shares of authorized common stock. Pursuant to the Plan, the Company has awarded options to directors and employees. The options granted vest 20% per year over five years from the grant date and expire ten years after grant. As of September 30, 2006, 6,910 options had been exercised since the inception of the Plan. As of September 30, 2006 the Company had options outstanding to purchase a total of 246,457 shares of common stock, at exercise prices ranging from $10.00 per share to $18.15 per share, leaving 246,633 shares available for future grants.

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

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supercedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $41 thousand (pre-tax amount) for the three months ended September 30, 2006 and $119 thousand (pre-tax amount) for the nine months ended September 2006.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous year:

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005
	(dollars in thousands)
Reported net earnings	$13	$223
Stock-based employee compensation expense, net of related tax effects	(30)	(92)
Pro forma net earnings	$(17)	$131
Basic net earnings per share
As Reported	$0.01	$0.20
Pro Forma	$(0.01)	$0.12
Diluted net earnings per share
As Reported	$0.01	$0.19
Pro Forma	$(0.01)	$0.11

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

 NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company does not expect adoption to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to recognize the over funded or under funded status of defined benefit postretirement plans, other than multiemployer plans, as assets or liabilities on the balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS No. 158 are effective for the Company as of December 31, 2006. The Company does not expect adoption of SFAS No. 158 to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

At September 30, 2006 the Company had no changes in accounting principles.

 NOTE 3 - EARNINGS PER SHARE (EPS)

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

The following is a reconciliation of basic EPS to diluted EPS for the three months ended September 30, 2006 and 2005:

	Earnings per share calculation For the three months ended September 30,
	(Dollar amounts in thousands, except per share amounts)
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic EPS:
Income available to common shareholders	$446	1,875	$0.24	$13	1,304	$0.01
Effect of dilutive securities:
Stock options/warrants	—	60	(0.01)	—	59
Diluted EPS:
Income available to common shareholders	$446	1,935	$0.23	$13	1,362	$0.01

The following is a reconciliation of basic EPS to diluted EPS for the nine months ended September 30, 2006 and 2005:

	Earnings per share calculation For the nine months ended September 30,
	(Dollar amounts in thousands, except per share amounts)
	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic EPS:
Income available to common shareholders	$1,418	1,873	$0.76	$223	1,121	$0.20
Effect of dilutive securities:
Stock options/warrants	—	60	(0.03)	—	60	(0.01)
Diluted EPS:
Income available to common shareholders	$1,418	1,933	$0.73	$223	1,181	$0.19

NOTE 4 - BORROWINGS

The Bank has a continuous revolving line of credit with the Federal Home Loan Bank (FHLB) providing for working capital advances up to $29 million. Borrowings are payable on demand and are fully collateralized by certain Bank assets. Interest on outstanding borrowings accrues at the rates negotiated at the time of borrowing which ranged from 5.41% to 5.47% during the third quarter 2006. The Bank had $19.1 million outstanding against the line as of September 30, 2006 at a rate of 5.47%. The Bank had $12.0 million outstanding against the line as of December 31, 2005.

The Bank has an unsecured line of credit with Pacific Coast Bankers Bank (PCBB) providing for federal fund purchases up to $2.5 million. Interest on outstanding borrowings accrues at the PCBB daily fed fund rate. The Bank had no outstanding borrowings against the line as of September 30, 2006 and December 31, 2005.

Celtic has a $25 million revolving line-of-credit with a non-affiliated bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Celtic was in compliance with all covenants as of September 30, 2006. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $15.5 million at September 30, 2006 and $16.1 million at December 31, 2005. The underlying loans serve as collateral for the borrowings.

NOTE 5 - PURCHASE OF ASSETS AND LIABILITIES

On August 31, 2005, the Company, through its wholly-owned subsidiary (Celtic Merger Corp.), acquired the assets and certain liabilities of Celtic Capital Corporation for a purchase price of $5.2 million in cash and the issuance of 53,613 shares of the Company’s common stock to the principals of Celtic. The value of the stock was determined to be $15.50 per share at the time of the acquisition. The source of funds for the acquisition was available cash, primarily from the partially completed August, 2005 $12.8 million common stock offering. Celtic Merger Corp. assumed the premises leases of Celtic Capital Corporation’s two offices. Celtic Merger Corp., as part of the asset purchase, also entered into certain employment and consulting agreements with principals of Celtic Capital Corporation. Celtic Merger Corp. was renamed Celtic Capital Corporation ("Celtic").

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

Goodwill of $1.7 million represents the excess of purchase price paid over the estimated fair values of the assets acquired, net of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with goodwill during the period ending September 30, 2006.

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

At September 30, 2006 and December 31, 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(dollars in thousands)
	September 30, 2006	December 31, 2005
Unfunded commitments under lines of credit	$46,343	$38,626
Commercial and standby letters of credit	$800	$566

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

On August 31, 2005, the Company, through its wholly owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase, were acquired. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank, $5.2 million in cash and 53,613 shares of the Company common stock. Celtic Merger Corp. assumed the premises leases of Celtic’s two offices. Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and continues to operate as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable and inventory. Because the business conducted by Celtic is the same as that previously conducted by Celtic Capital Corporation, the Company has caused Celtic to enter into employment agreements and/or consulting agreements with the Celtic Capital Corporation principals, Mark Hafner, who serves as President and Chief Executive Officer of Celtic; Alex Falo, who serves as Vice President and Loan Manager of Celtic; and Bron Hafner, who serves as a Consultant. Each of the employment and consulting agreements provides for a term of three (3) years and contains certain restrictions that prevent or limit the contracting party from competing against Celtic. See Notes 1 and 5 to the financial statements for additional information regarding the Celtic asset purchase.

Further, at September 30, 2005, the Company had largely completed a $12.8 million public stock offering, and had received proceeds, net of underwriting costs, of approximately $11.1 million. On November 8, 2005, the Company closed its public offering registered on Form SB-2 and issued a total of 827,425 shares ($12.8 million) of its common stock. 53,613 of these shares ($831 thousand) were issued to principals of Celtic on August 31, 2005 as part of the Celtic asset acquisition. Please refer to the Company’s Registration Statements on Form S-4 and SB-2, as amended, for more information regarding the holding company reorganization, the Celtic acquisition and the stock offering.

The following discussion is designed to provide a better understanding of significant trends related to the Company’s financial condition, results of operations, liquidity, capital resources and interest rate sensitivity of the Company, the Bank, and Celtic (collectively the “Company”). This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 2006 and 2005, and the financial condition of the Company as of September 30, 2006 and December 31, 2005. Comparison of the three and nine months ended September 30, 2006 to September 30, 2005 is primarily impacted by the Company’s growth and the above-mentioned acquisition and stock offering. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and to the Bank’s audited financial statements for the years ended December 31, 2004 and 2003 and the Company’s Form 10-KSB for the year ended December 31, 2005, as amended.

Our continued growth since commencement of operations in September 2001 has been a primary factor impacting profitability over the periods reflected in this discussion. Profitability for the three and nine months ended September 30, 2006 was impacted by the Celtic acquisition as well as loan growth. However, although the Company anticipates that continued growth will further enhance the results of operations, the Company’s future results of operations could materially differ from those suggested by the forward-looking statements contained in this report or the annualized results of our operations for the three and nine months ended September 30, 2006, depending upon changes to things such as: competition within the banking industry; changes in the interest rate environment; general economic conditions, nationally, regionally and in our market areas, including declines in real estate values; the effects of terrorism and the conduct of the war on terrorism by the United States and its allies; the regulatory environment; business conditions and inflation; the securities markets; technology; regulatory compliance issues; planned asset growth; unanticipated loan losses; unanticipated increases in operating expenses; and the ability to generate fee and other non-interest income.

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

Allowance for Loan and Lease Losses. The Company maintains an allowance for loan and lease losses at an amount, which the Company believes, is sufficient to provide adequate protection against losses in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, results of the Company’s collateral monitoring process, and economic conditions. As the Company utilizes information currently available to evaluate the allowance for loan and lease losses, the allowance for loan and lease losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

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

Income Taxes. The Company records provision for income taxes under the asset liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between our financial statements and our tax returns. The principal items giving rise to these differences include the allowance for loan and lease losses, depreciation, and organization and start-up costs. We have recognized deferred income tax assets as of September 30, 2006 and December 31, 2005, of $438 thousand and $322 thousand, respectively. The Company evaluates the realizability of deferred tax assets and liabilities based upon anticipated taxable income from forecast models.

General

The Company earned $446 thousand for the three months ended September 30, 2006, or $0.23 per diluted share, and $1.4 million or $0.73 per diluted share, for the nine months ended September 30, 2006. This compares to earnings of $13 thousand or $0.01 per diluted share and $222 thousand or $0.19 per diluted share for the same periods in 2005. Increase in net interest income from continued loan growth and the Celtic acquisition more than offset increases in operating expenses in the third quarter.

Total assets increased $29.6 million or 18%, to $194.3 million at September 30, 2006, from $164.7 million at December 31, 2005. Loans, net of unearned income, increased 15% to $156.5 million at September 30, 2006, from $136.1 million at December 31, 2005. The increases in total assets and loans were primarily funded by a $21.5 million increase in deposits to $134.1 million at September 30, 2006, from $112.6 million at December 31, 2005.

Stockholders’ equity was $24.5 million at September 30, 2006, compared to $22.8 million at December 31, 2005. The increase reflects continued profitability during the period.

The following sections present various tables reflecting the Company’s results of operations and financial condition for the dates indicated below. The Bank’s averages and rates have been calculated using daily averages. Celtic’s interest-earning assets and interest-bearing liabilities averages and rates have been calculated using daily averages. Monthly averages were used for the balance of Celtic’s assets and liabilities, for the Company’s separate assets and liabilities, and for San Marcos Building, LLC; however, these balances do not impact interest-earning assets or interest-bearing liabilities. Further, management believes the impact of using monthly versus daily average balances for these items is not material. No assurance can be given that the annualized rates and results of operations for the three and nine months ended September 30, 2006 is indicative of the rates and results of operations that may be expected for the year ending December 31, 2006.

RESULTS OF OPERATION

Net Interest Income and Net Interest Margin

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of average interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities and the net interest margin.

	Average Balances and Rates/Yields For the Three Months Ended September 30,
	(dollars in thousands)
	2006			2005
	Average Balance	Interest Income/ Expense	Average Rate/ Yield (1)	Average Balance	Interest Income/ Expense	Average Rate/ Yield (1)
Assets
Investment Securities	$3,221	$40	4.93%	$3,594	$39	4.31%
Interest-earning deposits	5,703	66	4.59%	3,241	26	3.24%
Federal funds sold	9,726	133	5.43%	9,952	88	3.49%
Loans (2)	151,928	4,152	10.84%	113,298	2,531	8.86%
Total Interest-Earning Assets	170,578	$4,391	10.21%	130,085	$2,684	8.19%
Non Interest-earning Assets	16,145			12,402
Total Assets	$186,723			$142,487

Liabilities
Transaction & NOW	$6,328	$18	1.13%	$7,467	$19	1.01%
Savings & Money Market	27,442	265	3.83%	21,375	124	2.30%
Time deposits	77,049	943	4.86%	60,594	542	3.55%
Borrowings	26,059	451	6.87%	16,273	183	4.45%
Total Interest-Bearing Liabilities	136,878	$1,677	4.86%	105,709	$868	3.26%
Demand deposits	24,429			19,945
Other liabilities	1,222			933
Total Liabilities	162,529			126,587

Shareholders’ Equity	24,194			15,900
Total Liabilities and Shareholders’ Equity	$186,723			$142,487
Consolidated Net Interest Income/Net Interest Margin (3)		$2,714	6.31%		$1,816	5.54%

1	The ratios for these periods have been annualized using actual days.

2
Average loans are net of unearned loan fees and allowances for loan and lease losses. Unearned loan fees were $302 thousand and $347 thousand at September 30, 2006 and 2005, respectively. Allowances for loan and lease losses were $2.06 million and $1.6 million at September 30, 2006 and 2005, respectively. Interest income from loans includes loan fees of $117 thousand and $46 thousand for the three months ended September 30, 2006 and 2005, respectively.

3	Net interest margin is calculated by dividing net interest income by average interest-earning assets.

Three Months Ended September 30, 2006 and 2005. Average interest-earning assets increased to $170.6 million during the three months ended September 30, 2006, from $130.1 million during the same period in 2005. The average yield on these assets increased to 10.21% from 8.19%. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $136.9 million during the three months ended September 30, 2006, from $106 million during the same period in 2005. The average rate paid on interest-bearing liabilities increased to 4.86% for the three months ended September 30, 2006, from 3.26% for the same period in 2005. The increase in the yield on interest-earning assets was primarily the result of the prime rate increases experienced since September 2005 as well as the addition of Celtic loans, which earn relatively higher yields. The increase in the rate paid on interest-bearing liabilities resulted from increases in deposit rates and an increase in prime-rate-based borrowings related to Celtic since September 2005. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 22.6% for the three months ended September 30, 2006 to $24.4 million from $19.9 million for the same period in 2005.

Net interest income for the three months ended September 30, 2006, was $2.7 million, which increased $1.8 million or 49.5% over the same period in the prior year. Our net interest margin increased 77 basis points to 6.31% for the three months ended September 30, 2006, compared to 5.54% for the same period in 2005. The net interest margin increase resulted primarily from the repricing lag between interest bearing deposits and loans in a rising rate market, and the higher net interest margin from the Celtic loan portfolio.

	Average Balances and Rates/Yields For the nine Months Ended September 30,
	(dollars in thousands)
	2006			2005
	Average Balance	Interest Income/ Expense	Average Rate/ Yield (1)	Average Balance	Interest Income/ Expense	Average Rate/ Yield (1)
Assets
Investment Securities	$3,301	$124	5.02%	$3,372	$109	4.33%
Interest-earning deposits	5,099	170	4.46%	2,995	61	2.74%
Federal funds sold	8,983	336	5.00%	7,891	187	3.16%
Loans (2)	144,264	11,834	10.97%	100,222	6,019	8.03%
Total Interest-Earning Assets	161,647	12,464	10.31%	114,480	6,376	7.45%
Non Interest-earning Assets	14,681			11,246
Total Assets	$176,328			$125,726

Liabilities
Transaction & NOW	$6,829	58	1.14%	$6,991	52	1.00%
Savings & Money Market	24,777	637	3.44%	20,768	335	2.16%
Time deposits	72,990	2,518	4.61%	55,385	1,360	3.28%
Borrowings	24,095	1,279	7.10%	11,617	313	3.60%
Total Interest-Bearing Liabilities	128,691	4,492	4.67%	94,761	2,060	2.91%
Demand deposits	22,840			18,042
Other liabilities	1,183			703
Total Liabilities	152,714			113,506

Shareholders’ Equity	23,614			12,220
Total Liabilities and Shareholders’ Equity	$176,328			$125,726
Consolidated Net Interest Income/Net Interest Margin (3)		$7,972	6.59%		$4,316	5.04%

1	The ratios have been annualized.

2
Average loans are net of unearned loan fees and allowances for loan and lease losses. Unearned loan fees were $302 thousand and $347 thousand at September 30, 2006 and 2005, respectively. Allowances for loan and lease losses were $2.06 million and $1.6 million at September 30, 2006 and 2005, respectively. Interest income from loans includes loan fees of $483 thousand and $184 thousand for the nine months ended September 30, 2006 and 2005, respectively.

3	Net interest margin is calculated by dividing net interest income by average interest-earning assets.

Nine Months Ended September 30, 2006 and 2005 Average interest-earning assets increased $47.2 million or 41% to $161.6 million during the nine months ended September 30, 2006, from $114.5 million during the same period in 2005. The average yield on these assets increased to 10.31% from 7.45%. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $128.7 million during the nine months ended September 30, 2006, from $94.8 million during the same period in 2005. The average rate paid on interest-bearing liabilities increased to 4.67% for the nine months ended September 30, 2006, from 2.91% for the same period in 2005. The increase in the yield on interest-earning assets was primarily the result of the addition of Celtic loans in September 2005, which earn relatively higher yields, and an increase in interest rates during the prior twelve months. The increase in the rate paid on interest-bearing liabilities resulted from increases in deposit rates and an increase in prime-rate-based borrowings related to Celtic since September 2005. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 27.8% for the nine months ended September 30, 2006 to $23 million from $18 million for the same period in 2005.

Net interest income for the nine months ended September 30, 2006, was $8 million, which increased $3.7 million or 84.7% over the same period in the prior year. Our net interest margin increased 155 basis points to 6.59% for the nine months ended September 30, 2006, compared to 5.04% for the same period in 2005. The net interest margin increase resulted from the repricing lag between interest bearing deposits and loans in a rising rate market and the higher net interest margin in the Celtic loan portfolio.

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

Rate/Volume Analysis of Net Interest Income
For the Three Months Ended September 30, 2006
Compared to the Three Months Ended September 30, 2005

	Increase (Decrease) Due To Change In
	(dollars in thousands)
	Volume	Rate	Change
Interest-Earning Assets
Investment Securities	$(4)	$5	$1
Interest-earning deposits	25	15	40
Federal Funds Sold	(2)	47	45
Loans	980	641	1,621
Total Interest Income	999	708	1,707
Interest-Bearing Liabilities
Transaction and Now Accounts	(3)	2	(1)
MMDA and Savings	42	99	141
Time Deposit	170	231	401
Borrowings	142	126	268
Total Interest Expense	351	458	809
Net Interest Income	$648	$250	$898

Rate/Volume Analysis of Net Interest Income
For the Nine Months Ended September 30, 2006
Compared to the Nine Months Ended September 30, 2005

	Increase (Decrease) Due To Change In
	(dollars in thousands)
	Volume	Rate	Change
Interest-Earning Assets
Investment Securities	$(2)	$17	$15
Interest-earning deposits	57	52	109
Federal Funds Sold	29	120	149
Loans	3,173	2,642	5,815
Total Interest Income	3,257	2,831	6,088
Interest-Bearing Liabilities
Transaction and Now Accounts	(1)	7	6
MMDA and Savings	74	228	302
Time Deposit	509	649	1,158
Borrowings	507	459	966
Total Interest Expense	1,089	1,343	2,432
Net Interest Income	$2,168	$1,488	$3,656

Non-Interest Income

Non-interest income includes customer service fees, gains from the sale of SBA loans, rental income, and other loan fees and charges.

The tables below set forth the components of non-interest income as of the periods indicated:

	For the Three Months Ended September 30
	(dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Customer service fees & charges	$43	19.20%	$54	35.76%	$(11)	(20.37)%
Gain on sale of SBA loans	46	20.54%	0	0%	46	NM %
Rental income (loss), net	(35)	(15.63)%	33	21.86%	(68)	(206.06)%
Other loan fees & charges	170	75.89%	64	42.38%	106	165.63%
Total	$224	100.00%	$151	100.00%	$73	48.34%
As a percentage of average earning assets		0.53%		0.46%

Three Months Ended September 30, 2006 and 2005. Non-interest income increased 48% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Non-interest income as a percentage of average earning assets increased as a result of other loan fees associated with Celtic ($80 thousand generated by Celtic for the three months ended September 30, 2006). Gain on sale of SBA loans totaling $46 thousand for the three months ending September 30, 2006 versus zero for the same period in 2005 is a result of SBA loan sales of $809 thousand . Rental income for the period was reduced while renovations were completed upon the departure of a tenant.

	For the Nine Months Ended September 30
	(dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Customer service fees & charges	$122	14.45%	$94	17.12%	$28	29.79%
Gain on sale of SBA loans	213	25.24%	123	22.40%	90	100%
Rental income	117	13.86%	180	32.79%	(63)	(35)%
Other loan fees & charges	392	46.45%	152	27.69%	240	159.60%
Total	$844	100.00%	$549	100.00%	$295	54.01%
As a percentage of average earning assets		0.70%		0.64%

Nine Months Ended September 30, 2006 and 2005. Non-interest income increased $295 thousand to $844 thousand for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in non-interest income was attributable to the acquisition of Celtic in September 2005 and the benefit of nine months of other loan fees in 2006 totaling $392 thousand ($235 thousand generated by Celtic). Increased income associated with SBA loan sale activity totaling $213 which represented an increase of $90 thousand or 73%, over $123 thousand for the same period in 2005 is attributed to $4 million in SBA loan sales. Loan sales for the same period in 2005 represented $1.6 million. Rental income for the period was reduced while renovations were completed upon the departure of a tenant.

Non-Interest Expense

Non-interest expenses consist of salaries and related benefits, occupancy and equipment expense and other expenses.

The tables below set forth the components of non-interest expenses as of the periods indicated:

	For the Three Months Ended September 30,
	(dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Salaries and benefits	$1,259	61.75%	$817	51.64%	$442	54.10%
Occupancy expense	130	6.38%	107	6.76%	23	21.50%
Furniture & Equipment	72	3.53%	80	5.06%	(8)	(10.00)%
Data Processing	97	4.76%	139	8.79%	(42)	(30.22)%
Advertising	63	3.09%	30	1.90%	33	110.00%
Professional fees	190	9.32%	342	21.62%	(152)	(44.44)%
Office supplies	16.78%		18	1.14%	(2)	(11.11)%
Other expenses	212	10.40%	49	3.10%	163	332.65%
Total	$2,039	100.00%	$1,582	100.00%	$457	28.89%
As a percentage of average earning assets		4.78%		4.86%

Three Months Ended September 30, 2006 and 2005. Our non-interest expenses increased by $457 thousand, or 28.9%, to $2 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Salaries and employee benefits increased $442 thousand, or 54.10% for the three months ended September 30, 2006 related to staffing increases to support loan growth and deposit activities and increased administrative staff including a controller, director of human resources and a director of operations. Professional fees decreased $152 thousand, or 44.4%, to $190 thousand for the three months ended September 30, 2006 as a result of the Celtic acquisition and the incorporation of the parent company included in 2005’s activity. Remaining expenses increased in line with business growth and the addition of Celtic.

	For the Nine Months Ended September 30,
	(dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Salaries and benefits	$3,671	61.27%	$1,940	50.43%	$1731	89.23%
Occupancy expense	392	6.54%	240	6.24%	152	63.33%
Furniture & Equipment	226	3.77%	220	5.72%	6	2.73%
Data Processing	289	4.82%	239	6.21%	50	20.92%
Advertising	160	2.67%	82	2.13%	78	95.12%
Professional fees	559	9.33%	719	18.69%	(160)	(22.25)%
Office supplies	59.98%		53	1.38%	6	11.32%
Other expenses	636	10.61%	354	9.20%	281	79.38%
Total	$5,992	100.00%	$3,847	100.00%	$2,145	55.76%
As a percentage of average earning assets		4.94%		4.48%

Nine Months Ended September 30, 2006 and 2005. Our non-interest expenses increased by $2.1 million, or 55.76%, to $6 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Salaries and employee benefits increased to $3.7 million, or 89.23% for the nine months ended September 30, 2006 related to staffing increases to support loan growth and deposit activities and increased administrative staff including a controller, director of human resources and a director of operations. Occupancy expense increased $152,000, or 63.33% to $392 thousand for the nine months ended September 30, 2006 as a result of the addition of Celtic’s three locations in Santa Monica, Arizona and Washington. Remaining expenses increased in line with business growth.

Provision for Loan Losses and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan and lease losses. These charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management's judgment, is adequate to absorb losses inherent in the Company's loan portfolio.

For the three months ended September 30, 2006 and September 30, 2005, the provision for loan and lease losses was $113, 000 and $350,000, respectively and $336,000 and $633,000 for the nine months ended September 30, 2006 and September 30, 2005. The loan loss provisions were significantly lower in 2006 than in 2005 as a result of the acquisition of Celtic Capital Corporation and the corresponding loan loss provision of $234 thousand. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in "Allowance for Loan and Lease Losses."

Income Taxes

The Company’s effective tax rates were approximately 43.0% for the three and nine months ended September 30, 2006 and 42.1% for the nine months ended September 30, 2005. The increase in the effective tax rate for the three months and nine months ended September 30, 2006 as compared to September 30, 2005 reflects the complete utilization of net operating loss carry forwards and tax impact of implementing FAS 123(R), Share-based Payment.

FINANCIAL CONDITION

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

At September 30, 2006 and December 31, 2005 our investment portfolio consisted of U.S. Agency securities and mortgage backed securities. All of our securities are classified as available-for-sale. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

The following table summarizes the amounts and the distributions of our investment securities as of the dates indicated:

	Investment Portfolio
	(dollars in thousands)
	As of September 30, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale securities:
U.S. Government Agency Securities	$2,250	—	$(33)	$2,217	$2,496	—	$(41)	$2,455
Mortgage-backed Securities	817	—	(24)	793	973	1	(27)	947
Total securities	$3,067	—	$(57)	$3,010	$3,469	$1	$(68)	$3,402

As of September 30, 2006 and December 31, 2005, the Bank also owned $60 thousand in Pacific Coast Bankers’ Bank common stock. In addition, as of September 30, 2006 and December 31, 2005, the Bank owned $896 thousand and $588 thousand, respectively, in Federal Home Loan Bank stock.

Loans

Loan Categories. The following table sets forth the components of total net loans outstanding in each category for the Company at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
Real Estate Loans	(dollars in thousands)

Construction & Land Development Loans	$27,699	18%	$32,033	23%
Real Estate 1st Trust Deed	52,771	33%	41,344	30%
Other Real Estate Mortgage	6,006	4%	2,141	2%
Total Real Estate	86.476	55%	75,518	55%
Business Secured Loans	61,316	39%	52,221	38%
Business Unsecured Loans	2,404	2%	1,390	1%
Consumer and Other	6,600	4%	7,410	6%
Total Loans	156,796	100%	136,539	100%

Less deferred Loan Income	(301)		(429)
Less Allowance for Loan and Lease Losses	(2,058)		(1,784)

Net Loans	$154,437		$134,326

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

Loan Commitments. In the normal course of business, the Company maintains outstanding loan commitments to extend credit. The Company uses the same credit policies in making loan commitments as the Company does in extending loans to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. The types of collateral held varies, but may include accounts receivable, inventory, property, equipment and residential and income producing commercial properties. The Company had unfunded loan commitments, including standby letters of credit, totaling $47.1 million and $39.2 million at September 30, 2006 and December 31, 2005, respectively, primarily consisting of commercial, construction and equity lines of credit. Based upon the Company’s experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to, economic conditions.

Non-Performing Assets.

It is our policy to place loans on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans will be placed on non-accrual earlier if there is a reasonable doubt as to the collectibility of principal and interest. Loans, which are in the process of renewal in the normal course of business or are well secured and in the process of collection will continue to accrue interest if the Company considers the risk of loss to be minimal.

Non-performing assets at September 30, 2006 increased $835 thousand to $1.6 million, from $726 thousand at December 31, 2005, and represented 1.00% and 0.53% of total gross loans, respectively. Nonperforming assets consists of one construction and land development loan, one real estate 1st trust deed loan and one business secured loan. During the quarter, a charge off of $62 thousand was recorded related to the prior quarter’s one non-accrual loan. This loan was restructured; however it will remain on non-accrual until adequate payment history on the loan has been established. The collateral supporting the new non-accrual loans is presently being marketed by the borrowers. There were no other non-accrual loans, loans past due 90 days or more, restructured loans, or impaired loans or loans that have or had a higher than normal risk of loss.

The following table summarizes the components of the company’s non-performing assets as of the dates indicated:
	September 30,	December 31,	September 30,
	2006	2005	2005
	Amount	Amount	Amount
		(dollars in thousands)
Non Accrual Loan Category:
Real Estate Loans:	$0	$0	$0
Construction & Land Development Loans:	659	726	726
Real Estate 1st Trust Deed:	402	-	-
Other Real Estate Mortgage:	-	-	-
Business Secured Loans	500	-	-
Business Unsecured Loans	-	-
Consumer and Other:	-	-	-
Total Non Accrual Loan Category	1,561	726	726

Loan still Accruing Past 90 days or more as to principal or Interest

Real Estate Loans:	-	-	-
Construction & Land Development Loans:	-	-	-
Real Estate 1st Trust Deed:	-	-	-
Other Real Estate Mortgage:	-	-	-
Business Secured Loans	-	-	-
Business Unsecured Loans	-	-	-
Consumer and Other:	-	-	-
Total Loan still Accruing Past 90 days or more as to principal or Interest	0.00	0.00	0.00
Restructured and Renegotiated Loan
Total Non Performing Loan Category	1,561	726	726
Other real estate Owned
Total nonperforming assets	$1,561	$726	$726
Non-performing Loan Category as a percentage of Total loans	1.00%	0.53%	0.57%
Non-performing Assets as a percentage of Total loans and other real estate owned	1.00%	0.53%	0.57%

Allowance to non-performing loans	131.86%	245.73%	224.66%
Allowance for Loan & Lease Losses	$2,058	$1,784	$1,631

As of September 30, 2006, the Company has identified $2.5 million in loans on our internal watch list for special attention by our management and board of directors, of which $229 thousand is guaranteed by government and other agencies. These loans reflect weakened financial conditions or evidence other factors warranting closer monitoring, but are performing in accordance with their terms.

Allowance and Provision for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses. All loans, which are judged to be uncollectible, are charged against the allowance while any recoveries are credited to the allowance. The Company has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. The Company conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review and our collateral monitoring process, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions. Until the Company has established some historical trend of losses, it relies on industry standards to compare allowance adequacy.

Each month the Company also reviews the allowance and makes additional transfers to the allowance as needed. For the three months ended September 30, 2006 and September 30, 2005, the provision for loan and lease losses was $113 thousand and $350 thousand, respectively and $336 thousand and $633 thousand for the nine months ended September 30, 2006 and September 30, 2005.

At September 30, 2006, the allowance was 1.32% of the loans then outstanding. At December 31, 2005, the allowance for loan and lease losses was 1.31% of loans outstanding. Although the Company deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan and lease losses. Adverse economic conditions, a decline in real estate values, or a significant increase in interest rates could negatively affect the construction loan business and require an increase in the provision for loan and lease losses, which in turn, could adversely affect our future prospects, results of operations, and profitability.

The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
	(dollars in thousands)
Outstanding loans:
End of the period (1)	$156,496	$136,110	$128,665
Average for the period	144,264	107,448	100,22
Allowance for loan and lease losses:
Balance at beginning of period	1,784	998	998
Loans charged off	(62)	—	—
Recoveries	—	—	—
Provisions charged to operating expense	336	786	633
Balance at end of period	$2,058	$1,784	$1,631
Ratios:
Net charge-offs (recoveries) to average loans	—	—	—
Allowance to loans at period end	1.31%	1.31%	1.27%
Allowance to non-performing loans	132%	246%	225%

(1)	Loans are gross, which excludes the allowance for loan and lease losses. Non-accrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded.

Cash and Cash Equivalents.

Cash and cash equivalents consist of cash on hand and due from correspondent banks, Federal funds sold, and balances maintained by Celtic in a non-affiliated bank. The Bank maintains balances at correspondent banks adequate to cover daily clearings and other charges. Funds in excess of these needs are invested in overnight federal funds at correspondent banks. Cash and cash equivalents were $21.3 million at September 30, 2006 and $14.9 million at December 31, 2005. The increase from December 31, 2005 to September 30, 2006 was to provide additional liquidity in line with our asset growth.

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

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at September 30, 2006:

September 30, 2006 (unaudited)
(dollars in thousands)
Three months or less	$7,171
Over three to six months	14,878
Over six to twelve months	12,249
Over twelve months	108
Total	$34,406

Borrowings.

Federal Home Loan Bank Advances at September 30, 2006 totaled $19.1 million with a month end rate of 5.47%. Average borrowings for the three months ended September 30, 2006 was $10.7 million with a weighted average rate of 5.37%. Federal Home Bank Loan Advances at December 31, 2005 totaled $12 million with a rate of 4.39%. Average FHLB borrowings for the year ended December 31, 2005 was $10.0 million with a weighted average rate of 3.36%. All advances are open-end overnight borrowings to supplement liquidity and are repaid during the periods when liquidity needs are met with deposits.

Celtic has a $25 million revolving line-of-credit with a non-affiliated bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Celtic was in compliance with all covenants as of September 30, 2006. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $15.5 million at September 30, 2006. The underlying loans serve as collateral for the borrowings.

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

The following table provides information regarding the Company’s and the Bank’s regulatory capital ratios at September 30, 2006 and December 31, 2005. The decrease in the Bank’s ratios reflects increased asset growth. At September 30, 2006 and December 31, 2005, the Company and the Bank met or exceeded regulatory capital requirements to be considered “well capitalized,” as defined in the regulations issued by the FRB and the FDIC, and it is the Company’s and the Bank’s intention to remain “well capitalized” in the future.

Risk-based capital ratios

Discovery Bancorp:	At 9/30/2006	At 12/31/2005	"Well Capitalized" Requirement	Minimum Capital Requirement
Total Risk-Based capital ratio	14.02%	14.73%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	12.87%	13.57%	6.00%	4.00%
Tier 1 Leverage Ratio	12.33%	13.45%	5.00%	4.00%
Discovery Bank:
Total Risk-Based capital ratio	10.76%	11.33%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	9.62%	10.17%	6.00%	4.00%
Tier 1 Leverage Ratio	9.08%	9.92%	5.00%	4.00%

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

At September 30, 2006 and December 31, 2005, the Bank had “brokered deposits” of $21.4 million and $25 million, respectively. We utilized “brokered deposits” and deposits from other financial institutions to fund our loan growth.

To meet liquidity needs, the Bank maintains a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of September 30, 2006 and December 31, 2005, our liquidity ratio was 18.07% and 14.66%, respectively (defined as liquid assets as a percentage of the total of deposits and short term borrowings). Liquid assets were composed of Federal Funds sold, available-for-sale investment securities less securities that are pledged to secure treasury, tax and loan deposits and other purposes as required by law, interest-bearing deposits in other financial institutions and cash and due from banks. The Bank’s liquidity ratio at September 30, 2006 was above our policy target of 15% and at December 31, 2005 was slightly below our policy target of 15%. The Bank monitors our liquidity ratios daily. The Bank attempts to maximize its loan to deposit ratios and minimize its liquidity ratio, consistent with its liquidity needs and policy, to maximize net interest margins.

The Bank maintains a $2.5 million line of credit with a correspondent bank for the purchase of overnight Federal funds. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco, which would allow us to borrow up to 15% of our assets. As of September 30, 2006, loans and securities pledged as collateral for this facility would have allowed us to borrow up to approximately $29.0 million. These facilities have been used regularly to provide funding for loans at a lower cost than brokered deposits. (See “Borrowings” above.)

The primary sources of liquidity for the Company, on a stand-alone basis, include the receipt of dividends from the subsidiaries, borrowings, and our ability to raise capital. The ability of the Company to obtain funds for payment of dividends is dependent upon the subsidiaries’ earnings. The availability of dividends from the subsidiaries is also limited by various state and federal statues and regulations. Additionally, the Celtic borrowing agreement (see “Borrowings” above) requires Celtic to maintain certain financial covenants, which may restrict the availability of dividends from Celtic. The Company has recently completed a public offering and raised $11.2 million. A part of the proceeds was used to repay $550 thousand of the Company’s borrowings and fund the $5.2 million cash portion of the Celtic acquisition. The Company intends to use the remainder of the proceeds to provide resources to enhance the Company’s capital, and provide separate working capital for the Company.

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

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of interest-earning assets and interest-bearing liabilities do not match in a changing interest rate environment (an interest rate sensitivity “gap”), net yields may be affected. Thus, if rate sensitive assets exceed rate sensitive liabilities for a given period, the interest rate would be “positively gapped” and we would benefit from an increase in interest rates. Conversely, if rate sensitive liabilities exceed rate sensitive assets for a given period, the interest rate would be “negatively gapped” and our earnings would be negatively impacted by an increase in interest rates. The Bank is “positively gapped” as of September 30, 2006. Even with perfectly matched repricing of interest-earning assets and interest-bearing liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In our overall attempt to match interest-earning assets and interest-bearing liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans.

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

The Bank utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of September 30, 2006, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income.

	(dollars in thousands)
Interest Rate Scenario	Adjusted Net Interest Income	Change From Base
Up 300 basis points	$10,380	19.92%
Up 200 basis points	$9,824	12.75%
Up 100 basis points	$9,271	6.40%
Base	$8,713	—
Down 100 basis points	$8,451	(3.01)%
Down 200 basis points	$8,180	(6.12)%
Down 300 basis points	$7,894	(9.40)%

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

There were no significant changes in the Company’s internal controls or in other factors in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32.1	Certification of Periodic Financial Report (Section 906 Certification)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discovery Bancorp

Dated: November 14, 2006	By: /s/ James P. Kelley, II
James P. Kelley, II,
President and Chief Executive Officer

By: /s/ Martin McNabb
Martin McNabb,
Executive Vice President and Chief
Financial Officer