Form 10KSB
period 2006-12-31
Discovery Bancorp
filed 2007-04-02
CIK 1313868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑

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

State issuer’s revenues for its most recent fiscal year. $18,173,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common stock held by non-affiliates as of March 28, 2007, was $28.2 million based on a closing price of $17.25 per share for the common stock, as reported on the Over-The-Counter Bulletin Board.

As March 28, 2007 1,929,508 shares of the registrant’s common stock were outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Discovery Bancorp

General. Discovery Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Marcos, California. The Company was incorporated in October 2004 and acquired all of the outstanding shares of Discovery Bank (the “Bank”) in June 2005. The Company's principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other subsidiary is Celtic Capital Corporation, a commercial finance lender which the Company acquired in August 2005 as described immediately below.

On August 31, 2005, the Company, through its then wholly owned subsidiary, Celtic Merger Corp., acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. The acquisition totaled $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank, $5.2 million in cash and 53,613 shares ($831,000 worth) of the Company’s newly issued common stock from a public stock offering of 827,425 shares which was completed in November 2005. All 53,613 of these shares were issued to principals of Celtic on August 31, 2005 as part of the Celtic asset acquisition. Celtic Merger Corp. was renamed Celtic Capital Corporation (“Celtic”) and continues to operate as a commercial finance lender. See Notes 1 and 15 to the financial statements for additional information regarding the Celtic asset purchase. For further information concerning Celtic, please refer to “—Celtic Capital Corporation” below.

Because the business conducted by Celtic is the same as that previously conducted by Celtic Capital Corporation, the Company has caused Celtic to enter into employment agreements and/or consulting agreements with the Celtic Capital Corporation principals, Mark Hafner, who serves as President and Chief Executive Officer of Celtic; Alex Falo, who serves as Executive Vice President and Chief Credit Officer of Celtic; and Bron Hafner, who serves as a Consultant. Each of the employment and consulting agreements provides for a term of three (3) years and contains certain restrictions that prevent or limit the contracting party from competing against Celtic. (See “Celtic Capital Corporation” discussed below.)

Substantially all of the Company’s business is conducted through its two subsidiaries, and the Company does not have any employees who are not also employees of either the Bank or Celtic. Accordingly, the remainder of the information in this Item concerning the Company’s business operations and strategy, products and services, employees, market area and competition, is provided on a subsidiary by subsidiary basis.

Discovery Bank

General. Discovery Bank is an independent California state-chartered bank which commenced operations in September 2001. In addition to our main office and corporate headquarters in San Marcos, California, we operate two full-service branch offices, one in Poway, California which opened in December 2004, and one in Los Angeles, California which opened in January 2007. In January 2003, the Bank changed its name to “Discovery Bank” in order to reflect its growth beyond its initial primary market area known as the Discovery Valley. (See “—Discovery Bank—Market Area” discussed below.)

Since opening in September 2001, the Bank has experienced consistent growth in assets and deposits. Total assets grew from $11.8 million at December 31, 2001, to $68.3 million at December 31, 2003, to $99.2 million at December 31, 2004, $164.7 million at December 31, 2005, and $197.3 million at December 31, 2006. Similarly, total deposits grew from $4.9 million at December 31, 2001, to $54.2 million at December 31, 2003, to $79.7 million at December 31, 2004, $112.6 million at December 31, 2005, and to $131.1 million at December 31, 2006.

 Products and Services Offered. The Bank offers a variety of checking, savings, health savings and money market accounts, sweep accounts, and time certificate of deposits, including IRA and KEOGH accounts. Depositors have the option of subscribing for a wide range of electronic services including ATM/debit card and online banking services. In addition, the Bank provides other incidental services customary to the banking industry.

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

Market Area. The Bank conducts its business through its main office located in San Marcos and through a second office located in Poway. The local area from which the Bank attracts most of its business is the City of San Marcos, the neighboring cities of Carlsbad, Escondido and Vista, as well as other cities and communities throughout San Diego County’s North County, including Carmel Mountain, Poway, Rancho Bernardo, Rancho Penesquitos, Ramona and Scripps Ranch. Beginning in January 2007, the Los Angeles office has conducted business in the greater Los Angeles area.

 Competition. The banking business in California generally, and specifically in our market areas in San Diego and Los Angeles counties in Southern California, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years. The industry continues to consolidate, and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many competitors are able to compete across geographic boundaries and provide customers access to alternatives to banking services and nearly all significant products. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area, which have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services directly that we may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which became effective in March 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions. See “Financial Modernization Act.”

Technological innovation has also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

In order to compete with the other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors, and employees with our customers, and specialized services tailored to meet the needs of the communities we serve. In those instances where we are unable to accommodate a customer's needs, we may arrange for those services to be provided by our correspondent banks. We use advertising, including radio and newspaper ads and direct mail pieces, to inform the community of the services we offer. We also utilize emerging marketing techniques, such as the Internet, to reach target markets. In addition, directors and shareholders refer customers, as well as bring their own business. The Bank also has an active calling program where officers, including commissioned business development officers, contact targeted prospects to solicit both deposit and loan business. In order to compete on the technological front, we maintain an Internet website with account management, inter-bank and intra-bank transfer, and bill payment services.

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

The Bank’s management believes that the Bank’s reputation in the communities served and its personal service philosophy enhance the ability to compete favorably in attracting and retaining individual and business clients.

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

Employees. At December 31, 2006, the Bank had 43 full-time employees and 5 part-time employees.

Celtic Capital Corporation

General. On August 31, 2005, the Company, through its wholly-owned subsidiary, Celtic Merger Corporation, acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender, which operated for more than 22 years from its headquarters in Santa Monica, California. Celtic Merger Corporation assumed the premises leases of Celtic’s two offices located in Santa Monica, California and in Scottsdale, Arizona. A third office in Bellevue, Washington was opened in the first quarter of 2006.

Celtic Merger Corporation has been renamed Celtic Capital Corporation (“Celtic”) and continues to operate as a commercial finance lender. The executive management team of Celtic Capital Corporation (prior to its acquisition by the Company) was retained and continues to serve Celtic.

See Notes 1, and 15 to the financial statements (Item 7 herein) for additional information regarding the Celtic asset purchase.

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

Business Strategy. The business of Celtic had, in the past, been conducted solely for the benefit of its family owners and had been hampered by a lack of capital upon which to build. We have capitalized the commercial finance business through an infusion of additional capital to Celtic and have refinanced its borrowings at lower costs than were available to the family-owned business. The managers who had been managing, and continue to manage Celtic’s business, have many years of experience in operating a commercial finance company. Management believes that with the above-mentioned funding of the commercial finance company at lower costs than available to the family-owned business, plus anticipated further reductions in certain operating expenses, together with the additional experience of the principals noted above, as well as acquiring a business that augments the business of the Bank, we will have enhanced the capacity to manage Celtic’s business in a profitable manner. We believe, therefore, and our financial forecasts would indicate, that with the improved financial structure, in addition to acquiring a commercial finance business that augments the business of the Bank, we have acquired a business which can be operated in such a fashion as to earn an attractive rate of return to the Company’s shareholders.

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

Dependence on One or a Few Major Customers. Celtic will typically have one or a few borrowers that individually represent between 8% to 12% of the total loan portfolio. This is very common for small commercial finance companies. Celtic limits its exposure in any one transaction to not more than $2.5 million or approximately 12% of the total loan portfolio, whichever is smaller. Given the tight daily monitoring of the collateral and the collateral supporting the individual loans, to date Celtic has been effective at mitigating this risk, both from a loan loss perspective and a loss of business perspective. However, no assurances can be given that Celtic will continue to be effective in the future at mitigating these risks.

Employees. At December 31, 2006, Celtic had 13 full-time employees and 1 part-time employee.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 1 to the Consolidated Financial Statements.

Regulation and Supervision

Introduction

The Company, the Bank, and Celtic are subject to significant regulation by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

The Company

The Company is currently subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). However, as of January 1, 2007, the Company had fewer than 300 shareholders of record, and we currently plan to file a Form 15 with the SEC immediately after the filing of this 10-KSB Annual Report, to suspend the filing of our periodic reports under the Exchange Act. Accordingly, after these filings, we will no longer be subject to these requirements unless and until number of shareholders of record of the Company’s common stock should again increase to 300 or more persons.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies were expanded in 2000 by the Financial Modernization Act. See “Financial Modernization Act.”

The Company, the Bank and Celtic are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the subsidiary banks to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the subsidiary banks as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the Federal Reserve Board's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company's equity securities.

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to the maximum limits thereof, we are subject to regulation, supervision and regular examination by the California Department of Financial Institutions and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, our performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. However, the Company is currently a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured business loans. As of December 31, 2006 and 2005, the Bank’s Total Risk-Based Capital Ratios were10.96% and 11.33%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.24% and 10.17%, respectively. As of December 31, 2006 and 2005, the Company’s consolidated Total Risk-Based Capital Ratios were 14.57% and 14.73%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.91% and 13.57%, respectively.

The risk-based capital requirements also take into account concentrations of credit involving collateral or loan type and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the regulatory Statements of Policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating an institution’s capital adequacy, although interest rate risk does not impact the calculation of the risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to adverse movements in interest rates. While interest risk is inherent in a bank’s role as a financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require financial institutions to maintain a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 8.80% and 9.92% on December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the consolidated Company’s Leverage Capital Ratio were 12.26% and 13.45%, respectively. All of the above ratios exceeded regulatory minimums. As indicated above, the Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.”

For more information on the Company’s capital, see Part II, Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); (4) "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) "critically undercapitalized" (tangible equity to total assets less than 2%). As of December 31, 2006 and 2005, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of a memorandum of understanding, cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the FDIC and are therefore subject to FDIC deposit insurance assessments. The FDIC Reform Act of 2005, which was enacted in February 2006, merged the Bank Insurance Fund and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”); increased insurance coverage for retirement accounts to $250,000; indexed the deposit insurance levels for inflation every five years; changed the designated reserve ratio for the Deposit Insurance Fund to a range of between 1.15% and 1.50% of estimated insured deposits; and required the FDIC to provide cash rebates to insured institutions under certain circumstances.

Effective January 1, 2007, the FDIC adopted final regulations pursuant to the above legislation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the Deposit Insurance Fund. Under the new regulations, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The current rates under the new regulations for nearly all insured financial institutions vary between five and seven cents per $100 of assessable deposits. The FDIC allows the use of credits for certain assessments previously paid, and the Bank believes that it has credits that will offset certain assessments.

In addition, banks must continue to pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2007 is 1.22 cents per $100 of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (CRA). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution's record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in July 2006, and received a "satisfactory" CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers. This legislation permits bank holding companies to become "financial holding companies" and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definition, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are “financial in nature” or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Financial Modernization Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of financial subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Financial Modernization Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (“The Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps to:

•	conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•	ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

The Company implemented the requirements under the Patriot Act during 2002. Compliance with such requirements has all been accomplished with existing staff, so the financial impact on the Company has been negligible.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and management and between a Board of Directors and its committees.

Section 404 of Sarbanes-Oxley requires management of public reporting companies to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and will require our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. However, the compliance date for these requirements has been extended to the fiscal year ending December 31, 2007. As it is the Company’s intention to file a Form 15 with the SEC immediately after the filing of this 10-KSB Annual Report to suspend its obligation to file public reports under the Exchange Act, it is not anticipated that the Company will be required to comply with Section 404 for the 2007 fiscal year.

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

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank, Celtic and the banking and financial institutions industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company, the Bank and Celtic to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which our business would be affected thereby.

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

Because our legal lending limit is significantly lower than that of many of our competitors, we are at a competitive disadvantage in our ability to compete for loans. The Bank’s legal lending limit as of December 31, 2006, was approximately $4.0 million for secured loans and $2.4 million for unsecured loans. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our legal lending limit affects our ability to seek relationships with the region’s larger and more established businesses. Through our previous experience and relationships with a number of the region’s other financial institutions, we are generally able to accommodate loan amounts greater than our legal lending limit by selling participations in those loans to other banks. However, we cannot assure you of any success in attracting or retaining customers seeking larger loans or that we can engage in participations of those loans on terms favorable to us.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster. As of December 31, 2006, a significant portion of our loan portfolio (57% of our loan portfolio vs 55% as of December 31, 2005) consists of commercial real estate and construction loans secured by real estate collateral. While no significant percentage change occurred, loans secured by 1st Trust Deeds grew by the greatest amount increasing from 30% to 35% of the total loan portfolio, while Construction and Land Development Loans exposure decreased to 20% from 23% of the portfolio as of December 31, 2005. A substantial portion of the real estate securing these loans is located in San Diego County. A deterioration in the real estate market in the areas we serve could have an adverse effect on the collateral value for many of our loans and effect the repayment ability of many of our borrowers. In addition, deterioration in the real estate market we serve would affect the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our results of operations. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

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

•
collateral for loans we make, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

There is a very limited public market for our stock, so you may not be able to sell your shares at the times and in the amounts you want. Although our common stock is quoted for trading on the OTC Bulletin Board, trading in our stock has not been extensive and cannot be characterized as amounting to an active trading market. While our common stock held by non-affiliates is not subject to any specific restrictions on transfer, you may have difficulty selling your shares of common stock at the times and in the amounts you want. Our shares are not currently eligible for, and we have no plans to seek, a listing of our shares on Nasdaq or on an exchange. In addition, immediately after filing this form 10-KSB, we plan to file a Form 15 to suspend the filing of our periodic reports under the Exchange Act, which could have the effect of further reducing the liquidity of our stock.

We do not expect to pay cash dividends in the foreseeable future.  We have never paid a cash dividend in the past and we do not intend to pay cash dividends on our common stock in the foreseeable future. We believe the most effective use of our capital and earnings is to finance our growth and operations. No assurance can be given that our earnings will permit the payment of dividends of any kind in the future.

We are a legal entity separate and distinct from our subsidiaries. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by the Bank and Celtic. Dividends payable to us by our subsidiaries are restricted under California and federal laws and regulations. See “Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Dividends.”

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

We may have difficulty managing our growth. We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We may not be able to sustain our planned growth without establishing new branches or new products. Therefore, we may expand in our current market by opening or acquiring branch offices or we may expand into new markets or make strategic acquisitions of other financial institutions or branch offices. This expansion may require significant investments in equipment, technology, personnel and site locations. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our noninterest expenses. Our ability to manage growth will depend primarily on our ability to monitor and manage expanded operations; control funding costs and operating expenses; maintain positive customer relations; and attract, assimilate and retain qualified personnel.

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

Our Allowance for Loan and Lease Losses may not be adequate to cover actual losses. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover potential losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our earnings. (See “Item 6. Management’s Discussion and Analysis or Plan of Operations” herein.)

The State of California’s and the City of San Diego’s economy could have an adverse impact upon our business, financial condition, results of operations and share price.. A combination of reductions in government-provided services and increases in the level and nature of taxation could adversely affect economic activity and real estate values, which in turn could have a material adverse affect on our business, financial condition, results of operations and cash flows. The business, financial condition, results of operations and cash flows of the Bank’s customers also could be adversely affected, which could have a negative impact on the Bank’s loan portfolio and on our business, financial condition, results of operations and cash flows.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We currently depend heavily on the services of our president and chief executive officer, James P. Kelley, II and a number of other key management personnel. The loss of Mr. Kelley’s services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends, in part, on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.

Concentrated ownership of our common stock by directors and executive officers creates a risk of sudden changes in our share price. As of March 26, 2007, our directors and executive officers owned or controlled approximately 20.6% of the total outstanding common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock.

We face a higher than usual risk of loan losses compared to other commercial banks because a significant portion of our commercial loans are to small businesses. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principle in a limited number of loans and borrowers, the mobility of collateral, the effect of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans. In addition, unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. As of December 31, 2006, approximately 39% of our loan portfolio consisted of small business loans, unchanged from December 31, 2005.

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

Our risk of loan losses is also higher than usual for a commercial bank because we engage in commercial finance lending through our wholesale finance subsidiary. The business of commercial finance lending is one of lending to companies that cannot qualify for bank credit because of weaknesses in their financial condition. In making loans to such borrowers, Celtic relies on collateral which it must be able to liquidate for proceeds sufficient to repay the money advanced. In most cases, the borrower’s business operations suffers from material weaknesses somewhat mitigated by monitoring such borrowers on a daily reporting basis. The risk of fraud is inherent in commercial finance lending. Considerable reliance is therefore placed upon the skill of the lenders, their ability to correctly evaluate the collateral security offered, their process for monitoring events within the debtor company, and their ability to successfully effect liquidation, should that become necessary. We believe the management and staff of Celtic are skilled in the requisite functions and that the commercial finance business being acquired possesses the requirements needed to be successful, but there is no assurance that such will be the case.

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

We operate in a competitive market dominated by banks and other financial services providers, many of which have lower cost structures and offer more services, and our efforts to compete may not be successful. We conduct our banking operations exclusively in Southern California, and Celtic operates throughout California, Arizona, Washington, Oregon and Colorado. In these states generally, and in our primary service area specifically, branches of major banks of offices of large financial institutions dominate the commercial banking and financial services industries. By virtue of their larger capital, such institutions have substantially greater lending limits than we have, and perform certain functions for their customers, including trust services and international banking, which we are not equipped to offer directly (but some of which we offer indirectly through correspondent relationships). Many of these institutions also operate with economies of scale that result in lower operating costs relative to revenue generated.

In addition to commercial banks, we compete with such other financial institutions as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, wholesale lenders, securities brokerage companies and insurance companies located within and without our service areas and with quasi-financial institutions such as money market funds for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well. Ultimately, competition can drive down our interest margins and reduce our profitability. It also can make it more difficult for us to continue to increase the size of our loan portfolio and deposit base. See “- Competition” above.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Bank’s main office is located at 338 Via Vera Cruz, San Marcos, California 92078. The premises consists of a multi-level commercial building with approximately 28,436 square feet of rentable space, of which the Bank is leasing 12,951 square feet of the ground floor space. The building is owned by San Marcos Building LLC (the “San Marcos Subsidiary”), a wholly-owned subsidiary of the Bank. The San Marcos Subsidiary purchased the building for $4.95 million in July 2004, and spent an additional $700 thousand for improvements and for new furniture and equipment for this facility. In July 2004, the Bank entered into a 5-year lease with the San Marcos Subsidiary. The Bank has three 5-year options under the lease. The basic monthly rent for the first year is $23,733, with annual cost of living increases of 3%. The Bank’s board of directors determined that the terms of the lease agreement are no less favorable to the Bank than those that the Bank could have obtained from unaffiliated third parties. The San Marcos Subsidiary has tenants which occupy approximately 14,700 square feet of the building.

The Bank leases its Poway branch office (opened in January 2007) located at 13436 Poway Road, Poway, California 92064, in the Poway Town and Country Shopping Center, from an unaffiliated third party. The premises consist of approximately 1,500 square feet. The lease provides for base monthly rent of $2,025 plus a pro rata share of the shopping center’s operating costs and property taxes and annual cost of living increases of at least 3% but not greater than 6%. The lease expires on October 31, 2007 and the Bank has an option to extend for one 5-year period. The Bank believes that its premises will be adequate for present and anticipated needs. The Bank is in the process of refurbishing and leasing the second floor of the main building and expects to have the second floor fully leased by mid-2007. In addition the Bank is in process of refurbishing and expanding into the remaining approximately 3,000 square feet on the first floor of the main building recently vacated by tenants.

The Bank leases its Los Angeles branch office (opened in January 2007) located at 707 Wilshire Boulevard, Suite 3250, Los Angeles, CA 90017, from an unaffiliated third party. The premises consist of approximately 3,000 square feet. The lease provides for base monthly rent of $5,998. The lease expires on March 31, 2010. The Bank believes that its premises will be adequate for present and anticipated needs. The Bank expects to occupy this space in the first half of 2007.

Celtic’s main office is located at 2951 28th Street, Santa Monica, California 90405. Celtic leases approximately 4,381 square feet at a monthly cost of approximately $10,923, with annual cost-of-living increases of about 3%. The lease expires in August 2009. Celtic rents two small executive suites; one located at 15849 N. 71st Street, Scottsdale, Arizona 85254 at a monthly cost of approximately $1,530, with the lease expiring in June 2007 and the second one located at 10900 NE 4th. Suite 2344, Bellevue, Washington 98004 at a monthly cost of approximately $1,100, with the lease expiring in March 2008.

We believe that our existing premises are adequate for present and anticipated needs and do not contemplate any material capital expenditures other than that related to the build out of the first floor space mentioned above. We also believe that we have adequate insurance to cover our interests in the premises we occupy.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Trading History. There has been a limited trading market for our common stock on the OTC “Bulletin Board” (trading symbol “DVBC”) and no assurance can be given that a more active public trading market for our Common Stock: will develop in the future. We are aware of the following two dealers that effected trades in our Common Stock; Howles, Barnes, Hoefer & Arnett, San Francisco, California and Western Financial Corporation, San Diego, California. Our Common Stock is not registered under the Securities Exchange Act of 1934 and is therefore not currently eligible for listing on any exchange or on the Nasdaq National Market.

The information in the following table indicates the high and low sales prices and volume of trading for the Common Stock for each quarterly period since January 1, 2005, and is based upon information provided by the OTC “Bulletin Board.” Because of the limited market for the Common Stock, these prices may not be indicative of the fair market value of the Common Stock. The information does not include transactions for which no public records are available. The trading prices in such transactions may be higher or lower than the prices reported below. These prices do not include retail mark-ups, mark-downs, or commissions.

	Sales Prices[1]		Approximate Number
Quarter Ended	High	Low	of Shares Traded[1]
March 31, 2005	$18.00	$16.00	137,051
June 30, 2005	$16.50	$13.05	24,277
September 30, 2005	$16.25	$14.00	297,290
December 31, 2005	$15.65	$14.95	220,839
March 31, 2006	$19.25	$15.25	140,248
June 30, 2006	$18.75	$16.60	114,197
September 30, 2006	$18.25	$16.80	74,395
December 31, 2006	$19.76	$17.00	239,832

Shareholders. As of December 31, 2006 there were approximately 208 shareholders of record of our Common Stock.

Dividends. As a bank holding company which currently has no significant assets other than our equity interest in the Bank and Celtic, our ability to pay dividends primarily depends upon the dividends we receive from those entities. The dividend practices of our subsidiaries, like our dividend practice, will depend upon their earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by their respective boards of directors at that time.

Shareholders are entitled to receive dividends only when and if declared by our board of directors. To date, we have not paid any cash dividends and we do not intend to pay any cash dividends in the foreseeable future. To the extent that we receive cash dividends from our subsidiaries, we presently intend to retain these funds for future growth and expansion. No assurance can be given that our earnings will permit the payment of dividends of any kind in the future.

The Bank’s ability to pay cash dividends to us is also subject to certain legal limitations under state and federal laws and regulations. Under the California Financial Code, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

Our ability to pay dividends, as well as Celtic’s ability to pay dividends to us, is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the Company’s retained earnings equal at least the amount of the proposed dividend. If the company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if it meets two conditions immediately after giving effect to the dividend, but it is extremely unlikely that those conditions would ever be met.

1 Inasmuch as Discovery Bancorp did not acquire the outstanding shares of the Bank until June 22, 2005, the information contained herein for the first quarter of 2005 is for the Bank's stock. As of the effective date of the holding company reorganization (June 22. 2005), each outstanding share of common stock of the Bank was converted into one outstanding share of common stock of the Company.

Securities Authorized For Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2006, with respect to options outstanding and available under our 2004 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code. The 2004 Stock Option Plan was amended by the Board of Directors on February 28, 2007, subject to the approval of our shareholders, to increase the total number of shares subject thereto to 575,000 shares, and to provide for the issuance of restricted stock and other equity-based awards in addition to stock options. The amended and restated plan is now called the 2004 Stock Incentive Plan, as Amended and Restated February 28, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2004 Stock Option Plan	270,457	$13.05	222,633
Equity compensation plans not approved by security holders: None	N/A	N/A	N/A
Total	270,457	$13.05	222,633

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements” set forth in the section entitled “Forward-Looking Statements” immediately preceding “Item 1. Business,” as well as the discussion set forth in “Item 1. Business — Risk Factors” and “Item 7. Financial Statements.”

Introduction

The following discussion is designed to provide a better understanding of significant trends related to the financial condition, results of operations, liquidity, capital resources and interest rate sensitivity of Discovery Bancorp, Discovery Bank, and Celtic (collectively the “Company”)1. This discussion presents Management’s analysis of the results of operations and financial condition of the Company as of and for each of the years in the two-year period ended December 31, 2006. This discussion also includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies.”) The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-KSB Annual Report (see Item 7 below).

Our continued growth since the Bank commenced operations in September 2001 has been the primary factor impacting profitability over the periods reflected in this discussion. Profitability for the year ended December 31, 2006 was impacted by the Celtic acquisition in September, 2005 as well as loan growth and the impact of the addition to the Allowance for Loan Losses for specific loans which were classified non-performing in the 4th quarter of 2006. However, although the Company anticipates that continued growth will further enhance the results of operations, the Company’s future results of operations could materially differ from those suggested by the forward-looking statements contained in this report depending upon the changes to various factors.

SELECTED FINANCIAL INFORMATION

You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as for the years ended December 31, 2006 and 2005 is derived from the Company’s audited consolidated financial statements and related notes, which are included in this Annual Report.

1Inasmuch as Discovery Bancorp did not acquire the outstanding shares of the Bank until June 22, 2005, and did not acquire Celtic until September 2005, the financial information contained throughout this Annual Report for 2004 and earlier is for the Bank only. Information for 2005 and 2006 is for the Company on a consolidated basis unless otherwise stated.

	As of or For the Year Ended December 31,
	2006	2005
	(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS SUMMARY:
Interest income	$17,115	$9,950
Interest expense	6,240	3,132
Net interest income	10,875	6,818
Provision for loan losses	1,302	786
Net interest income after provision for loan losses	9,573	6,032
Other income	1,058	920
Other expenses	8,222	5,997
Income before provision for income taxes	2,409	955
Income tax provision (benefit)	1,053	402
Net income	$1,356	$553

PER SHARE DATA:
Basic earnings(1)	$0.72	$0.42
Diluted earnings(2)	$0.71	$0.40
Book value(3)	$13.10	$12.20
Cash dividends	$—	$—
Weighted average number of shares outstanding	1,879,238	1,324,298
Weighted average number of shares outstanding (fully diluted)	1,921,344	1,367,527

STATEMENT OF CONDITION SUMMARY:
Cash and due from banks	$10,357	$6,709
Federal Funds sold	$8,405	$8,145
Interest-bearing deposits	$6,724	$2,606
Investment securities	$3,582	$3,402
Loans, net of unearned income	$160,147	$136,110
Allowance for possible loan losses	$3,024	$1,784
Total assets	$197,346	$164,706
Total deposits	$131,104	$112,585
Short term borrowings(4)	$40,204	$28,086
Total stockholders’ equity	$25,191	$22,843

PERFORMANCE RATIOS:
Return on average assets	0.74%	0.41%
Return on average equity	5.63%	3.72%
Net interest margin	5.51%	5.58%
Efficiency ratio(5)	68.90%	77.50%
Average net loans as a percent of average deposits(6)	95.06%	98.25%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	2.21%	0.53%
Net charge-offs to average loans	0.04%	0.00%
Allowance for loan losses to period-end loans	1.88%	1.31%
Allowance for loan losses to non-performing loans	99.28%	40.70%

CAPITAL RATIOS:
Total stockholders’ equity as a percent of total assets	12.76%	13.87%
Average equity as a percent of average total assets	13.21%	11.09%
Leverage ratio	12.26%	13.45%
Tier 1 risk-based capital ratio	12.91%	13.57%
Total risk-based capital ratio	14.57%	14.73%

(1)	These figures represent the net income divided by the weighted average number of shares outstanding (exclusive of shares exercisable under our Stock Option Plan).

(2)	These figures represent the net income divided by fully diluted weighted average number of shares outstanding.

(3)	The book value per share represents total stockholder’s equity divided by the total number of shares of our common stock outstanding at the end of the period indicated.

(4)	The figure for 2006 includes $17.4 million of Celtic borrowings under their borrowing line with an unaffiliated bank.

(5)	The efficiency ratio is computed by dividing non-interest expense by net interest plus non-interest income, excluding securities gains and losses.

(6)	These figures represent the ratios for the Bank, excluding non-bank affiliate (Celtic) loans which are not funded with Bank deposits.

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

During the time the Company holds collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although the Company has established an allowance for loan losses that the Company considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future. Detailed information concerning the Bank’s loan loss methodology is contained in this Item 6 below under “−Allowance and Provision for Loan and Lease Losses.”

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

Income Taxes. The Company records provision for income taxes under the asset liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between our financial statements and our tax return. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs. We have recognized a deferred income tax asset as of December 31, 2006 and December 31, 2005, of $845 thousand and $322 thousand respectively. The Company evaluates such realizability based upon anticipated tax income from forecast models.

The following sections present various tables reflecting the Company’s results of operations and financial condition for the years ended December 31, 2006 and December 31, 2005. Bank averages and rates have been calculated using daily averages. Celtic interest bearing assets and liabilities averages and rates have been calculated using daily averages. Monthly averages were used for the balance of Celtic’s assets and liabilities, as well as for the assets and liabilities of the Company and the San Marcos subsidiary; however, these balances do not impact interest-earning assets or interest-bearing liabilities. Further, management believes the impact of using monthly versus daily average balances for these items is not material.

Results of Operations

The Company earned $1,356 thousand for the year ended December 31, 2006 and $553 thousand for the year ended December 31, 2005. However, pre-tax earnings for the year ended December 2006 increased $1,454 thousand or 152%. Increases in net interest income from continued loan growth and non-interest income more than offset expense increases related to 2006 including a full year of Celtic expenses ($2,435 thousand compared to $585 thousand for the four months in 2005), and a 4th quarter $910 thousand provision for loan losses related to specific loans, and new initiatives.

Effective December 15, 2004, the Bank terminated the lease agreement for the premises at 1145 San Marino Drive, and relocated its main office to 338 Via Vera Cruz, San Marcos. The new premises consist of a two story commercial building with approximately 28,000 square feet of usable space. The Bank occupies approximately 13,500 square feet with the remaining space leased on a short-term basis. The building was purchased by the Bank’s subsidiary, San Marcos Building, LLC, for $5.0 million with escrow closing on July 22, 2004. The subsidiary is wholly-owned by the Bank. The LLC generated net rental income of $74 thousand in 2006 and $291 thousand in 2005.

Net income per basic share was $0.72 for 2006 as compared to $0.42 for 2005. On a diluted net income per share basis, net income was $0.71 for 2006 and $0.40 for 2005. Return on average assets was 0.74% and 0.41% December 31, 2006 and 2005, respectively. Return on average shareholders’ equity was 5.63% for 2006 as compared to 3.72% for 2005.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of average interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Distribution, Rate and Yield Analysis of Net Interest Income
	For the Years Ended December 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets
Investment Securities	$3,363	$167	4.97%	$3,391	$149	4.39%
Interest-earning deposits	5,354	248	4.63%	2,916	85	2.91%
Federal funds sold	8,787	445	5.06%	8,323	281	3.38%
Loans(1)	149,238	16,255	10.89%	107,448	9,435	8.78%
Total Interest-Earning Assets	166,742	17,115	10.26%	122,078	9,950	8.15%
Noninterest-earning assets	15,588			12,003
Total Assets	$182,330			$134,081
Liabilities
Transaction & NOW	$6,854	77	1.12%	$7,279	75	1.03%
Savings & Money Market	26,088	911	3.49%	21,310	480	2.25%
Time deposits	74,889	3,449	4.61%	56,216	1,907	3.39%
Borrowings	27,067	1,803	6.66%	14,808	670	4.52%
Total Interest-Bearing Liabilities	134,898	6,240	4.63%	99,613	3,132	3.14%
Demand deposits	22,103			18,749
Other liabilities	1,239			852
Total Liabilities	158,240			119,214
Shareholders’ Equity	24,090			14,867
Total Liabilities and Shareholders’ Equity	$182,330			$134,081
Net interest income		$10,875			$6,818
Net interest margin(2)			6.52%			5.58%

(1)
Average loans are net of unearned loan fees and allowances for loan losses. Non-accrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Unearned loan fees were $333 thousand and $429 thousand at December 31, 2006 and 2005, respectively. Allowances for loan losses were $3,024 thousand and $1,784 thousand at December 31, 2006 and 2005, respectively. Interest income from loans includes loan fees of $641 thousand ($401 thousand relates to Celtic) and $396 thousand for the years ended December 31, 2006 and 2005, respectively.

(2)	Net interest margin is equal to the ratio of net interest income divided by average total interest-earning assets.

Average interest-earning assets increased to $166.7 million ($18.5 million Celtic related), or $44.6 million (37%), during the year ended December 31, 2006, from $122.1 million during 2005. This increase was related to continued growth in our loan portfolio and interest earning deposits. The increase also reflected a full year Celtic loan growth as compared to four months from the September 1, 2005 acquisition date in 2005. The average yield on these assets increased to 10.26% (8.72% excluding Celtic) for the year ended December 31, 2006 from 8.15% for 2005. This average yield increase was related to the prime rate which increased four times during 2006. Average interest-bearing liabilities, consisting primarily of interest-bearing deposits, increased to $134.9 million ($15.9 million related to Celtic) during the year ended December 31, 2006, from $99.6 million during 2005. The average rate paid on these deposits increased to 4.63% (4.23% excluding Celtic) for the year ended December 31, 2006, from 3.14% for 2005. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market. The increase is attributable to the increases in rates paid on time deposits, FHLB borrowings, and money market accounts. While Bank average core deposits grew 15% in 2006, additional brokered and institutional certificates of deposits and FHLB borrowings were needed to help support the Bank’s 39% growth in average loans outstanding. Average noninterest-bearing demand deposit accounts, consisting primarily of business checking accounts, increased 18% for the year ended December 31, 2006 to $22.1 million from $18.7 million for 2005.

Net interest income for the year ended December 31, 2006, was $10.9 million which increased $4.1 million, or 60% ($2.1 million, or 52.5% excluding Celtic), over the prior year. Our net interest margin increased 94 basis points (32 basis points excluding Celtic) to 6.52% (5.3% excluding Celtic) for the year ended December 31, 2006, compared to 5.58% for 2005. The increase in net interest margin was the result of repricing timing between loans and deposits in a rising rate market.

Net Interest Income and Rate/Volume Analysis

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

	Rate Volume Analysis of Net Interest Income

	Year Ended December 31, 2006 vs. 2005

	Volume	Increases (Decreases) Due to Changes in Rate	Total
Increase (Decrease) in Interest Income:
Investment securities	$(1)	$19	$18
Interest-bearing deposits in other banks	71	92	163
Federal Funds sold	16	148	164
Total Loans[1]	3,670	3,150	6,820
	3,756	3,419	7,165
Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	(4)	6	2
Money market and saving deposits	108	323	431
Time deposits	633	909	1,542
Other borrowings	555	578	1,133
	1,292	1,816	3,108
Change in net interest income	$2,464	$1,593	$4,057

 1 Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded.

Non-Interest Income

Non-interest income includes customer service fees, gains from the sale of SBA loans, rental income, and other loan fees and charges.

The table below set forth the components of non-interest income as of the periods indicated:

	For the Year Ending December 31 (dollars in thousands)
	2006		2005

	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Customer service fees & charges	$171	16.16%	$136	14.77%	$35	25.74%
Gain on sale of SBA loans	274	25.90%	123	13.36%	151	122.76%
Rental income (loss)	74	6.99%	291	31.60%	(217)	(74.57)%
Other loan fees & charges	539	50.95%	371	40.28%	168	45.28%
Total	1,058	100.00%	921	100.00%	137	4.88%

As a percentage of average earning assets		0.63%		0.75%

Non-interest income increased $137 thousand or 15% to $1,058 thousand for the year ended December 31, 2006, as compared to $921 thousand the year ended December 31, 2005. The increase was primarily the result of a $168 thousand increase in other loan fees and charges and a $151 thousand gain on the sale of SBA loans. A full year of operations for Celtic in 2006, contributed to increased loan fees over 2005, which included only four months of operations for Celtic. The decrease of $217 thousand in net rental income was caused by vacancies beginning July 1st,, 2006 through the end of the year and the subsequent remodeling of the San Marcos Building, LLC to accommodate new tenants as well as additional space required for Bank growth.

Non-Interest Expense

Non-interest expenses consist of salaries and related benefits, occupancy and equipment expense, professional and other operating expenses.

The table below set forth the components of non-interest expenses as of the periods indicated:

	For the Year Ending December 31, (dollars in thousands)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	2006/2005 Change	Percentage Change
Salaries and benefits	$4,994	60.74%	$3,138	50.57%	$1,856	59.15%
Occupancy expense	536	6.52%	416	10.02%	120	28.85%
Furniture & Equipment	326	3.96%	304	4.90%	22	7.24%
Data Processing	398	4.84%	338	5.45%	60	17.75%
Advertising	219	2.66%	150	2.42%	69	46.00%
Professional fees	799	9.72%	961	15.49%	(162)	(16.86)%
Office supplies	80	0.97%	77	1.24%	3	3.90%
Other expenses	870	10.59%	614	9.91%	256	41.69%
Total	$8,222	100.00%	$5,998	100.00%	$2,224	37.08%

As a percentage of average earning assets	4.93%	4..91%

Our non-interest expenses increased by $2.2 million or 37% for the year ended December 31, 2006, as compared to 2005. The increases in non-interest expenses for 2006 were primarily the result of increases in salaries and benefits. Salaries and benefits increased from $3.1 million to $5 million attributable to continued staff growth within the Bank. Also, 2006 included a full year of Celtic salary expenses as compared to purchase date of September 2005 and stock option compensation cost of $167 thousand due to the adoption of FAS123R. Occupancy expense increased from $416 thousand to $536 thousand incurred, reflecting the expenses associated with operating Celtic for twelve months in 2006 as compared four months in 2005 as well as opening a Celtic office in Bellevue, Washington in March 2006. Other expenses increased due to opening an office in Los Angeles as well as other initiatives scheduled to be implemented in 2007. Decrease in professional fees of $162 thousand in 2006 compared to 2005 reflect the holding company reorganization and Celtic acquisition expenses incurred in 2005.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses. These charges are in amounts sufficient to achieve an allowance for loan losses that, in management’s judgment, is adequate to absorb losses inherent in the Company’s loan portfolio.

For the years ended December 31, 2006 and December 31, 2005, the provision for loan losses was $1,302 thousand and $786 thousand, respectively. 2006 included a $909 thousand loss provision recorded in the 4th quarter related to specific loans involving a former director of the Company and related parties (see Note10 and Item 12 herein). 2005 reflected the acquisition of Celtic Capital Corporation and the corresponding loan loss provision of $234 thousand required to be recorded at the date of acquisition. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

Income Taxes

The Company’s effective tax rates for the years ended December 31, 2006 and 2005 were 43.7% and 42.1% respectively. The provision for income taxes was $1,053 thousand in 2006, compared to $402 thousand in 2005. The increase was the result of an increase in pretax income.

Financial Condition

Summary year-end balance sheets for 2006 and 2005 are presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown year over year. Total assets increased $32.6 million or 20%, to $197.3 million at December 31, 2006, from $164.7 million at December 31, 2005. Loans, net of allowance for loan losses, increased 17% to $157.1 million at December 31, 2006, from $134.3 million at December 31, 2005. $3 million and $738 thousand of the increases in total assets and loans, net, respectively related to Celtic. The increases in total assets and loans were primarily funded by $18.5 million, or 16%, increase in deposits to $131.1 million at December 31, 2006, from $112.6 million at December 31, 2005. In addition, the Celtic portfolio was funded through a line of credit. The borrowings under this line of credit totaled $17.4 million at December 31, 2006.

Stockholders’ equity was $25.2 million at December 31, 2006, compared to $22.8 million at December 31, 2005. The increase reflects continued profitability during the period resulting in a net income of $1,356 thousand. Additionally, the Company received $815 thousand in capital upon the exercise of outstanding stock warrants. Major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

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

At December 31, 2006 and 2005 our investment portfolio consisted of U.S. Agency securities and mortgage backed securities. All of our securities are classified as available-for-sale. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

The following table summarizes the amounts and the distributions of our investment securities as of the dates indicated:

	Investment Portfolio As of December 31, (Dollars in thousands)
	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Government Agency securities	$2,748	—	$(27)	$2,721	$2,496	—	$(40)	$2,455
Mortgage-backed securities	781	—	(21)	760	973	1	(27)	947
State City, and Municipals	101	—	0	101	0	—	0	0
Total securities	$3,630	—	$(48)	$3,582	$3,469	1	$(67)	$3,402

The following table summarizes, as of December 31, 2006, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

	Investment Maturities and Repricing Schedule
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale securities					(Dollars in thousands)
Federal agency securities	$1,241	3.39%	$1,480	4.02%	$—	0.00%	$—	0.00%	$2,721	3.73%
Mortgage-backed securities	—		313	4.83%	—	0.00%	447	4.64%	760	4.72%
State, City, and Municipals	—		—	0%	101	3.86%	—	0%	101	3.86%
Total	$1,241		$1,794		$101		$447		$3,582

As of December 31, 2006 and 2005, the Company also owned $60 thousand in Pacific Coast Bankers’ the Company common stock. In addition, as of December 31, 2006 and 2005, the Bank also owned $1,070 thousand and $588 thousand, respectively, in Federal Home Loan Bank stock.

Loans

Loan Portfolio Composition. The following table sets forth the components of total net loans outstanding in each category for the Company as of the dates indicated:

	December 31, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
Loan Category:	(dollars in thousands)
Real Estate Loans:
Construction & Land Development Loans	$32,069	20%	$32,033	23%
Real Estate 1st Trust Deed	56,110	35%	41,344	30%
Other Real Estate Mortgage	2,595	2%	2,141	2%
Total Real Estate	90,774	57%	75,518	55%
Business Secured Loans	60,937	38%	52,221	38%
Business Unsecured Loans	2,212	1%	1,390	1%
Consumer and Other	6,557	4%	7,410	6%
Total Loans	160,480	100%	136,539	100%
Less Deferred Loan Income	(333)		(429)
Less Allowance for Loan & Lease Loan Losses	(3,024)		(1,784)
Net Loans	$157,123		$134,326

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

The Company’s loan portfolio has consistently increased since the Bank commenced operations in September 2001, even excluding the positive addition of Celtic’s $16 million in asset-based loans effective September 1, 2005. The Company’s loan growth is the result of increased lending in our immediate market area and the opening of an additional banking office in Poway in 2004, which services the nearby communities of Poway, Carmel Mountain, Rancho Bernardo, Rancho Penesquitos, Ramona and Scripps Ranch. In addition, our increasing lending limits that result from the growth of our capital allows us to make larger loans. The size of a loan that a bank can make is limited by regulation to a percentage of the institution’s regulatory capital.

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

Loan Interest Rate Sensitivity. The following table provides the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2006. In addition, the table provides the distribution of such loans between those with variable or (floating) interest rates and those with predetermined or (fixed) interest rates. Floating rates generally fluctuate with changes in the national prime rate or our Reference Rate. As of December 31, 2006, approximately 90% of our loan portfolio was comprised of floating interest rate loans.

	Loans Repricing or Maturing As of December 31, 2006
	Within One Year	One to Five Years		After Five Years		Total
	(dollars in thousands)
Real Estate Loans:
Construction & Land Development Loans	$32,069		$-		$-	$32,069
Real Estate 1st Trust Deed	38,638		12,447		5,025	56,110
Other Real Estate Mortgage	5,284		1,226		761	7,272
Total Real Estate	75,991		13,673		5,786	95,451
Business Secured Loans	61,341		-		-	61,341
Business Unsecured Loans	1,808		-		-	1,808
Consumer & Other	1,632		248		-	1,880
Total Gross Loans	$140,773		$13,921		$5,786	$160,480
Loans with variable (floating) interest rates	$149,577	$		$		$149,577
Loans with predetermined (fixed) interest rates	$976		$7,488		$2,439	$10,904
____________

(1)	Loan amounts are shown before deferred loan fees and before the allowance for loan losses.

Loan Commitments. In the normal course of business, the Company maintains outstanding loan commitments to extend credit. The Company uses the same credit policies in making loan commitments as it does in extending loans to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. The types of collateral held varies, but may include accounts receivable, inventory, property, equipment and residential and income producing commercial properties. The Company had unfunded loan commitments, including standby letters of credit, totaling $48.9 million and $39.2 million at December 31, 2006 and 2005, respectively, primarily consisting of commercial, construction and equity lines of credit. Based upon the Company’s experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to, economic conditions. Loan commitments are not included in the consolidated balance sheets.

Non-Performing Assets. It is our policy to place loans on non-accrual status when principal or interest payments are past due 90 days or more. Certain loans will be placed on non-accrual status earlier if there is a reasonable doubt as to the collectibility of principal and interest. Loans which are in the process of renewal in the normal course of business or are well secured and in the process of collection will continue to accrue interest if the Company considers the risk of loss to be minimal.

Non-performing assets at December 31, 2006 increased $2,320 thousand from $726 thousand at December 31, 2005, representing 2.21% of gross loans. The increase for 2006 was attributable to the addition of one real estate, one real estate 1st trust deed, one business secured and two business unsecured loans as compared to 2005 activity of one construction and land development loan. The part of the collateral supporting a real estate 1st trust deed and business secured loan that became non-performing in the third quarter of 2006, was sold subsequent to year-end resulting in recovery of principal, interest and related expenses. During the year, a charge-off of $62 thousand was recorded related to the prior year’s one non-accrual loan. This loan was restructured; however it remained on non-accrual until adequate payment history on the loan had been established. At December 31, 2006 the Company had no other real estate owned and no loans ninety days or more past due and still accruing.

The following table summarizes the components of non-performing assets as of the dates indicated:

	December 31,	December 31,
	2006	2005
	Amount	Amount
	(dollars in thousands)
Non Accrual Loan Category:
Real Estate Loans:	$371	$0

Construction & Land Development Loans:	−	726
Real Estate 1st Trust Deed:	402	−
Other Real Estate Mortgage:	−	−
Business Secured Loans	500	−
Business Unsecured Loans	1,126	−
Consumer and Other:	−	−

Total Non Accrual Loan Category	2,399	726

Loan still Accruing Past 90 days or more as to Principal or Interest

Real Estate Loans:	−	−
Construction & Land Development Loans:	−	−
Real Estate 1st Trust Deed:	−	−
Other Real Estate Mortgage:	−	−
Business Secured Loans	−	−
Business Unsecured Loans	−	−
Consumer and Other:	−	−
Total Loan still Accruing Past 90 days or more as to Principal or Interest	−	−
Restructured and Renegotiated Loan*	647	−
Total Non Performing Loan Category	$3,046	$726
Other real estate Owned	−	−
Total non-performing assets	$3,046	$726

Non-performing Loan Category as a percentage of Total Loans	2.21%	0.53%
Non-performing Assets as a percentage of Total loans and other real estate owned	2.21%	0.53%

Allowance to non-performing loans	99.28%	245.73%
Allowance for Loan & Lease Losses	$3,024	$1,784

*This loan has been restructured but remains on non-accrual status until adequate payment history on the loan has been established.

As of December 31, 2006, the Company has identified $1.2 million in loans on our internal watch list for special attention by our management and board of directors, of which $439 thousand is guaranteed by government and other agencies. These loans reflect weakened financial conditions or evidence other factors warranting closer monitoring, but are performing in accordance with their terms.

Allowance and Provision for Loan and Lease Losses

The Company maintains an allowance for loan losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans, which are judged to be uncollectible, are charged against the allowance while any recoveries are credited to the allowance. The Company has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. The Company conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions. Until the Company has established some historical trend of losses, it relies on industry standards to compare allowance adequacy.

Each month the Company also reviews the allowance and makes additional transfers to the allowance as needed. For the years ended December 31, 2006 and 2005, the provision for loan losses was $1,302 thousand and $786 thousand respectively.

At December 31, 2006, the allowance was 1.88% of the loans compared to 1.31% of loans at December 31, 2005, due to the increase in non-performing loans. Although the Company deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses. Adverse economic conditions, a decline in real estate values, or a significant increase in interest rates could negatively affect the construction loan business and require an increase in the provision for loan losses, which in turn, could adversely affect our future prospects, results of operations, and profitability.

The following table summarizes our loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	December 31,	December 31,
	2006	2005
	(dollars in thousands)
Outstanding loans:
End of the period (1)	$160,480	$136,110
Average for the period	$149,238	$107,448
Allowance for loan and lease losses:
Balance at beginning of period	$1,784	$998
Loans charged off - construction & land development loans	(62)	—
Recoveries	—	—
Provisions charged to operating expense	1,302	786
Balance at end of period	$3,024	$1,784
Ratios:
Net charge-offs (recoveries) to average loans	0.04%	—
Allowance to loans at period end	1.88%	1.31%
Allowance to non-performing loans	99.28%	245.73%

(1)	Loans are gross, which excludes the allowance for loan losses. Non-accrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded.

The table below sets forth the allocation of the allowance for loan losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed. Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single allowance available for all loans. The allocation below should not be interpreted as an indication of the specific amounts of or loan categories in which future charge-offs may occur:

	December 31,		December 31,
	2006		2005
	(dollars in thousands)
Loan Loss Allocation	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Real Estate:
Construction & Land Development Loans	$216	20%	$216	23%
1st Trust Deed R.E.	518	35%	446	30%
Other Real Estate	8	2%	11	2%
Total Real Estate	742	57%	672	55%
Business Secured Loans	1,604	38%	583	38%
Business Unsecured Loans	—	1%	—	1%
Consumer and Other:	62	4%	62	6%
Additional Factors:
i.e. - Economic/Concentrations	563	—	412	—
Unallocated Allowance	53	—	55	—
Total	$3,024	100%	$1,784	100%

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and due from correspondent banks, Federal funds sold, and balances maintained by Celtic in a non-affiliated bank. The Bank maintains balances at correspondent banks adequate to cover daily clearings and other charges. Funds in excess of these needs are invested in overnight federal funds at correspondent banks. Cash and cash equivalents were $18.8 million and $14.9 million at December 31, 2006 and 2005, respectively. The increase from 2005 to 2006 was to provide liquidity in line with our asset growth.

Deposits

Deposits represent our primary source of funds to support our various lending and investment activities. The majority of our deposits are from individuals and businesses within our service area. The Bank has utilized brokered deposits from time to time, but they have not exceeded 38% of total deposits. The Bank has no known foreign deposits. Celtic does not accept deposits.

Information concerning the average balance and average rates paid on deposits by deposit type for the past two fiscal years is contained in the Distribution, Rate, and Yield Analysis of Net Interest Income table located in the previous section on Results of Operations-Net Interest Income and Net Interest Margin.

Total deposits increased $18.5 million or 16.4% at December 31, 2006 as compared to December 31, 2005. Non-interest bearing demand deposits increased $845 thousand or 4% at December 31, 2006 as compared to December 31, 2005. Interest bearing and money market accounts increased $3.7 million or 13% at December 31, 2006 as compared to December 31, 2005. Savings deposit accounts decreased $351 thousand or 18% at December 31, 2006 as compared to December 31, 2005. Time deposits of $100 thousand or less increased $7.2 million or 26% at December 31, 2006 as compared to December 31, 2005. Time deposits of $100 thousand or greater increased $7.1 million or 21% at December 31, 2006 as compared to December 31, 2005. Overall, deposit increase primarily is attributable to an increase in institutional certificates of deposits utilized to fund loan growth.

The following table sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2006:

December 31 2006
(dollars in thousands)
Three months or less	$14,541
Over three to six months	11,091
Over six to twelve months	13,917
Over twelve months	0
Total	$39,549

Borrowings

Federal Home Loan Bank Advances at December 31, 2006 totaled $22.8 million, the highest outstanding during the year, with a rate of 5.4%. Average borrowing for the year ended December 31, 2006 was $11.2 million, with a weighted average rate of 5.08%. Federal Home Bank Loan Advances at December 31, 2005 totaled $12 million with a rate of 4.39%. Average FHLB borrowings for the year ended December 31, 2005 were $10 million with a weighted average rate of 3.36%. All advances are open-end overnight borrowings to supplement liquidity and are repaid during the periods when liquidity needs are met with deposits. The Company utilizes short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances, or when additional liquidity is required to support higher customer cash utilization.

Celtic has a $25,000,000 revolving line-of-credit with a bank. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $17.4 million at December 31, 2006, which was the highest outstanding balance of the period. The average balance during the 2006 period was $15.9 million. The underlying loans serve as collateral for the borrowings.

Capital Resources

Under bank regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on - as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average assets.

The following table provides information regarding the Company’s and the Bank’s regulatory capital ratios at December 31, 2006 and 2005 respectively. The decrease in the Company’s and the Bank’s ratios reflects increased asset growth. At December 31, 2006 and 2005, the Company and the Bank met or exceeded regulatory capital requirements to be considered “well capitalized,” as defined in the regulations issued by the FRB and the FDIC, and it is the Company’s and the Bank’s intention to remain “well capitalized” in the future.

	At 12/31/06	At 12/31/05	Well Capitalized Requirement	Minimum Capital Requirement
Discovery Bancorp:
Total Risk-Based capital ratio	14.57%	14.73%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	12.91%	13.57%	6.00%	4.00%
Tier 1 Leverage Ratio	12.26%	13.45%	5.00%	4.00%
Discovery Bank:
Total Risk-Based capital ratio	10.96%	11.33%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	9.24%	10.17%	6.00%	4.00%
Tier 1 Leverage Ratio	8.80%	9.92%	5.00%	4.00%

The Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintains levels of capital on a consolidated basis which qualify it as “well capitalized.”

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

At December 31, 2006 and 2005, the Bank had “brokered deposits” of $22.4 million and $25 million, respectively. We utilized “brokered deposits” and deposits from other financial institutions to fund our loan growth. At December 31, 2006 and 2005, the Bank had deposits from other financial institutions of $33.1 million and $15.1 million, respectively.

To meet liquidity needs, the Bank maintains a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of December 31, 2006 and 2005, our liquidity ratio was 15.84% and 14.66%, respectively (defined as liquid assets as a percentage of deposits). Liquid assets were composed of Federal Funds sold, available-for-sale investment securities less securities that are pledged to secure treasury, tax and loan deposits and other purposes as required by law, interest-bearing deposits in other financial institutions and cash and due from banks. The Bank’s liquidity ratio at December 31, 2005 was slightly below our policy target of 15%. The Bank monitors our liquidity ratios daily and since December, 2006 our liquidity ratios have met our policy guidelines on average and at month end. The Bank attempts to maximize its loan to deposit ratios and minimize its liquidity ratio, consistent with its liquidity needs and policy, to maximize net interest margins.

The Bank maintains a $2.5 million line of credit with a correspondent bank for the purchase of overnight Federal funds. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco which would allow us to borrow up to 15% of our assets. As of December 31, 2006, loans and securities pledged as collateral for this facility would have allowed us to borrow up to approximately $12.9 million. As of December 31, 2006, we have borrowed $22.8 million against this facility. These facilities have been used regularly to provide funding for loans at less cost than brokered deposits. (See “Borrowings” above.)

Celtic has a $25.0 million revolving line-of-credit with a non-affiliated bank. The outstanding balance was $17.4 million at December 31, 2006. The agreement provides for the non-affiliated bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Principal is payable on demand, and interest is payable monthly at prime minus 25 basis points.

The primary sources of liquidity for the Company, on a stand alone basis, include the receipt of dividends from the subsidiaries, borrowings, and our ability to raise capital. The ability of the Company to obtain funds for the payment of dividends is dependent upon the subsidiaries’ earnings. The availability of dividends from the subsidiaries is also limited by various state and federal statues and regulations. Additionally, the Celtic borrowing agreement requires Celtic to maintain certain financial covenants which may restrict the availability of dividends from Celtic. The Company completed a public offering in 2005 and raised $11.2 million. A part of the proceeds was used to repay $550 thousand of the Company’s borrowings and fund the $5.2 million cash portion of the Celtic acquisition. The Company has also made capital contributions of $2.5 million to the Bank. The Company intends to use the remainder of the proceeds to provide resources to enhance the Company’s capital, and provide separate working capital for the Company.

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Com-pany’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to man-age the financial components of the Company in a manner that will optimize the risk/reward equation for earn-ings and capital in relation to changing interest rates. To identify areas of potential exposure to rate changes, the Com-pany performs an earnings simulation analysis and a market value of portfolio equity calculation on a quarterly basis. This identifies more dynamic interest rate risk exposures than those apparent in standard re-pricing gap analyses. The Company’s Risk Management Committee meets at least quarterly to oversee the interest rate risk management process.

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

The following table sets forth the distribution of repricing opportunities of our interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, which is interest rate sensitive assets less interest rate sensitive liabilities cumulative period to period, and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2006. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	Less Than	Less Than	Less Than	Cumulative Beyond	Non Rate
	3 Months	1 Year	5 Years	5 Years	Sensitive	Total

Deposits with financial institutions	$2,673	$6,625	$6,724	$6,724	$0	$6,724
Federal funds sold	8,405	8,405	8,405	8,405	0	8,405
Investment Securities	498	1,241	3,034	3,582	0	3,582
Loans gross	149,577	150,553	158,041	160,480	0	160,480
Total rate sensitive assets	161,153	166,824	176,204	179,191	0	179,191
All other assets					18,155	18,155
Total Assets	$161,153	$166,824	$176,204	$179,191	$18,155	$197,346

Interest Bearing Demand	$32,240	$32,240	$32,240	$32,240	$0	$32,240
Savings	1,636	1,636	1,636	1,636	0	1,636
Time deposits under 100M	6,249	35,265	35,265	35,265	0	35,265
Time deposits over 100M	14,541	39,549	39,549	39,549	0	39,549
Borrowings under line of credit	17,438	17,438	17,438	17,438	0	17,438
Overnight borrowings - FHLB	22,766	22,766	22,766	22,766	0	22,766
Total rate sensitive liabilities	94,870	148,894	148,894	148,894	0	148,894
All other liabilities					23,261	23,261
Shareholders' equity					25,191	25,191
Total Liability and Equity	$94,870	$148,894	$148,894	$148,894	$48,452	$197,346
Cumulative rate sensitive gap	$66,283	$17,930	$27,310	$30,297	$(30,297)
Cumulative rate sensitive gap as a % of total assets	33.59%	9.09%	13.84%	15.35%	(15.35%)

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

On December 31, 2006, we had $161.1 million in assets and $94.9 million in liabilities repricing within three months and $166.8 million in assets and $148.9 million in liabilities repricing within one year. This means that we had a positive gap of 33.59% within three months as well as a positive cumulative one-year gap of 9.09%. Over the one year time frame interest income may be affected to a greater extent than interest expense if rates were to increase at the same time and level for both assets and liabilities as the model forecasts. It is more typical for loans to be repriced immediately as the prime rate changes and deposits to lag at a percentage of that rate change. If rates were to fall during this one year period, interest income would decline by a greater amount than interest expense and net income would decrease. Conversely, if rates were to rise the opposite would apply. Over the one year time frame our slight positive gap position indicates that we could benefit slightly from increases in interest rates, but the opposite which is also true for other time frames.

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

The Bank utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model, a third-party service, estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on our balance sheet. A parallel and pro rata shift in rates over a 12-month period is assumed. This model is reviewed annually and audited on a regular basis to determine accuracy of data and forecasts. The following reflects our net interest income sensitivity analysis as of December 31, 2006, based on the simulation. This table shows the impact of hypothetical interest rate changes on net interest income and net interest margins (dollars in thousands).

Interest Rate Scenario	Adjusted Net Interest Income	Change From Base
Up 300 basis points	$10,043	13.01%
Up 200 basis points	9,658	8.68%
Up 100 basis points	9,277	4.39%
Base	8,886	(0.00)%
Down 100 basis points	8,749	(1.55)%
Down 200 basis points	8,600	(3.22)%
Down 300 basis points	8,432	(5.11)%

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

Since January 2005, the FRB has increased rates twelve times to 8.25%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted; however, because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of the money supply by the FRB to control the rate of inflation has an impact on our earnings. The changes in interest rates may also have a corresponding impact on the ability of borrowers to repay loans with us.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Discovery Bancorp
San Marcos, California

We have audited the accompanying consolidated balance sheets of Discovery Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HUTCHINSON AND BLOODGOOD LLP

Glendale, California
March 6, 2007

ITEM 7. FINANCIAL STATEMENTS

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

(dollars in thousands)
	2006	2005
ASSETS
Cash & due from banks	$10,357	$6,709
Fed funds sold	8,405	8,145
Cash and cash equivalents	18,762	14,854
Interest-bearing deposits at banks	6,724	2,606
Investment securities available-for-sale	3,582	3,402
Common stock, substantially restricted	1,130	648
Loans, net of allowance for loan losses of $3,024 in 2006 and $1,784 in 2005	157,123	134,326
Goodwill	1,731	1,731
Accrued interest receivable and other assets	2,334	1,127
Premises and equipment, net	5,960	6,012
TOTAL ASSETS	$197,346	$164,706
LIABILITIES
Deposits
Non-interest-bearing demand	$22,414	$21,569
Interest-bearing demand	32,240	28,560
Savings	1,636	1,987
Time, under $100,000	35,265	28,032
Time, $100,000 and over	39,549	32,437
Total deposits	131,104	112,585
Borrowings under line of credit	17,438	16,086
Overnight borrowings - FHLB	22,766	12,000
Accrued interest payable and other liabilities	847	1,192
TOTAL LIABILITIES	$172,155	$141,863
COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)
STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,929,508 and 1,871,883 shares at December 31, 2006 and 2005, respectively	23,758	22,776
Retained earnings	1,462	106
Accumulated other comprehensive loss	(29)	(39)
	25,191	22,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,346	$164,706

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(dollar amounts in thousands, except per share amounts)

	2006	2005
INTEREST INCOME
Interest and fees on loans	$16,255	$9,435
Interest on federal funds sold	445	281
Interest on securities	167	149
Interest on deposits at banks	248	85
TOTAL INTEREST INCOME	17,115	9,950
INTEREST EXPENSE
Deposits	4,437	2,462
Borrowings under line of credit	1,245	334
Overnight borrowing -FHLB	558	327
Other	—	9
TOTAL INTEREST EXPENSE	6,240	3,132
NET INTEREST INCOME	10,875	6,818
PROVISION FOR LOAN LOSSES	1,302	786
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,573	6,032
NON-INTEREST INCOME
Customer service fees & charges	171	136
Gain on sale of SBA loans	274	123
Rental income, net	74	291
Other income	539	371
TOTAL NON-INTEREST INCOME	1,058	921
NON-INTEREST EXPENSE
Salaries and employee benefits	4,994	3,138
Net occupancy	536	416
Furniture and equipment	326	304
Data processing	398	338
Advertising	219	150
Professional	799	961
Office supplies	80	77
Other operating	870	614
TOTAL NON-INTEREST EXPENSE	8,222	5,998
INCOME BEFORE INCOME TAXES	2,409	955
INCOME TAX PROVISION	1,053	402
NET INCOME	$1,356	$553
Basic earnings per share	$0.72	$0.42
Diluted earnings per share	$0.71	$0.40

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(dollars in thousands, except share amounts)

	Common Shares Outstanding	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
Balance, January 1, 2005	1,037,498	$10,757	(447)	$(10)	10,300
Comprehensive income: Net income			553		553
Change in unrealized loss on investment securities, net of tax effect				(29)	(29)
Total comprehensive income					524
Stock issued as part of Celtic asset purchase	53,613	831			831
Stock issued as part of offering, net of capital raising costs of $879	773,812	11,115			11,115
Stock options exercised	6,910	71			71
Warrants exercised	250	4			4
Repurchase of organizational shares issued	(200)	(2)			(2)
Balance, December 31, 2005	1,871,883	$22,776	$106	$(39)	$22,843
Comprehensive income: Net income			1,356		1,356
Change in unrealized loss on investment securities, net of tax effect				10	10
Total comprehensive income					1,366
Compensation expense on stock options		167			167
Warrants exercised, net of capital raising costs of $45	57,625	815			815
Balance, December 31, 2006	1,929,508	$23,758	$1,462	$(29)	$25,191

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(dollars in thousands)
Net income	$1,356	$553
Adjustments to reconcile net income to net cash provided by operating activities: Provision for loan losses	1,302	786
Depreciation and amortization	457	430
Amortization of deferred loan fees	(97)	(293)
Compensation expense on stock options	167	—

Change in:
Change in deferred tax assets	(530)	(3)
Accrued interest receivable and other assets	(677)	(339)
Accrued interest payable and other liabilities	(345)	877
Net cash provided by operating activities	1,633	2,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of premises and equipment	(405)	(424)
Net change in interest bearing deposits at banks	(4,118)	85
Purchase of common stock substantially restricted	(482)	(165)
Sales, maturities and paydowns of securities available-for-sale	429	1,026
Purchases of securities available-for-sale	(599)	(1,723)
Net change in loans	(24,002)	(38,816)
Net cash used for purchase of Celtic Capital Corporation	—	(3,697)
Net cash used for investing activities	(29,177)	(43,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in loans from directors	—	(100)
Proceeds from borrowings under line of credit, net of repayments	1,352	2,972
Proceeds from overnight borrowings - FHLB, net of repayments	10,766	3,000
Proceeds from warrants exercised	815	4
Issuance (repurchase) of organizational shares	—	(2)
Proceeds from stock options exercised	—	71
Proceeds from issuance of common stock, net of capital raising costs	—	11,115
Net change in deposits	18,519	32,913
Net cash provided by financing activities	31,452	49,973

Increase in cash and cash equivalents	3,908	8,270

CASH AND CASH EQUIVALENTS BALANCE
Beginning of period	14,854	6,584
End of period	$18,762	$14,854

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes	$1,735	$110

Interest	$6,198	$2,986

The accompanying notes are an integral part of these financial statements.

DISCOVERY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Discovery Bancorp (“The Company”) is the holding company for Discovery Bank (the “Bank”), headquartered in San Marcos, California, and Celtic Capital Corporation (“Celtic”), headquartered in Santa Monica, California. On June 22, 2005, The Company acquired ownership of the Bank through a corporate reorganization and became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

On August 31, 2005, the Company, through its then wholly owned subsidiary, Celtic Merger Corporation, acquired certain assets and assumed certain liabilities of Celtic Capital Corporation, a commercial finance lender. The acquisition totaled $19.3 million of commercial loans and other assets, including $1.7 million of goodwill established as part of the purchase. Funding for the purchase was provided by a borrowing line established with an unaffiliated bank, $5.2 million in cash and 53,613 shares ($831,000 worth) of the Company’s newly issued common stock from a public stock offering of 827,425 shares which was completed in November 2005. All 53,613 of these shares were issued to principals of Celtic on August 31, 2005 as part of the Celtic asset acquisition. Celtic Merger Corp. has been renamed Celtic Capital Corporation (“Celtic”) and operates as a commercial finance lender. As a commercial finance lender, Celtic makes “asset-based” loans to companies that do not qualify for bank credit and secures its loans with business assets, such as accounts receivable, equipment and inventory. The Company’s financial statements include the accounts of Celtic since the date of acquisition.

The Company is engaged in one operating segment: providing a wide range of financial services to small-and medium-sized businesses and individuals, including real estate, commercial and consumer loans through its two subsidiaries. Celtic specializes in asset-based and commercial finance lending. The Bank also specializes in asset-based and in SBA-guaranteed lending. The Bank is designated as a “Preferred Lender” by the Small Business Administration (“SBA”).

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

On June 22, 2005, all of the outstanding shares of the Bank were converted into shares of Discovery Bancorp. The consolidated financial statements for the year ending December 31, 2006 and 2005 include Bancorp, the Bank and its premises subsidiary, and Celtic’s activities subsequent to the acquisition on August 31, 2005. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the financial statements have been included.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Concentrations of Credit Risk - Assets and liabilities that subject the Company to concentrations of credit risk consist of interest bearing deposits at other banks, investments, loans, and deposits. Most of the Company’s customers are located within southern California. The types of securities the Company invests in are discussed in Note 2 and the Company’s primary lending products are discussed in Note 3. For the years ended December 31, 2006 and 2005 the Company did not have any significant concentrations to any one customer or industry. The Company obtains what it believes to be sufficient collateral to secure potential losses. The extent and value of the collateral varies based upon the details underlying each loan agreement.

As of December 31, 2006 and 2005 the Company had cash deposits at other financial institutions in excess of FDIC insured limits. However, as the Company places these deposits with major financial institutions, management believes the risk of loss to be minimal.

Cash and Cash Equivalents - For purposes of the statement of cash flows, cash and cash equivalents includes cash, balances due from banks, and federal funds sold that are purchased with an original maturity date less than ninety days.

The Company is required to keep a cash balance at Pacific Coast Bankers Bank equal to $100 thousand as of December 31, 2006.

Certificates of deposit - Interest-bearing deposits in banks are purchased with an original maturity date greater than ninety days, mature within one to five years and are carried at cost.

Investment Securities - The Company is required to specifically identify its securities as “held-to-maturity,” “available-for-sale” or “trading” securities. The Company invested in no securities that were classified as “trading” or “held-to-maturity” during the years ended December 31, 2006 and 2005.

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

Common Stock, Substantially Restricted - As a member of the Federal Home Loan Bank (FHLB), the Bank is required to purchase FHLB stock in accordance with its advances, securities, and deposit agreement. The stock is substantially restricted and may be redeemed at par value, however only in connection with the Bank surrendering its FHLB membership. The Bank also invests in the stock of Pacific Coast Bankers Bank (PCBB), in connection with its advance and correspondent banking arrangement with PCBB. These investments are carried at cost as of December 31, 2006 and 2005.

Loans - The Bank grants construction and land development, mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate throughout San Diego County and the surrounding areas. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

Celtic originates business loans that are collateralized primarily by accounts receivable, equipment and inventory. The principal factors considered in making lending decisions are the amount of the loan in comparison to the value of the collateral, the borrower’s financial condition and the borrower’s capacity to repay the loan. Celtic attempts to minimize lending risk by limiting the total amount loaned to any one borrower. Additionally, Celtic monitors and restricts its credit exposure in specific industries and geographic areas.

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

Allowance For Loan and Lease Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of loan principal becomes unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, construction, and consumer term loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Loan Servicing - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Premises and Equipment - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to twenty five years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of improvements. Maintenance and repairs are expensed as incurred while major improvements or additions are capitalized. Gains and losses on dispositions are included in current operations.

Advertising Costs - Advertising costs are expensed in the period incurred.

Goodwill - Goodwill arose from the acquisition of Celtic’s assets and is evaluated annually for impairment. If the carrying value of goodwill is determined to be impaired, the Company will write down the goodwill to its estimated value. The amount of goodwill written off will be expensed in the year impairment is determined. There were no changes to the carrying amount of goodwill during the years ended December 31, 2006 and 2005.

Financial Instruments - In the ordinary course of business, the Company has entered into off-balance sheet agreements consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes - The Company records its provision for income taxes under the liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Company’s financial statements and its tax returns. The principal items giving rise to these differences include the allowance for loan losses, unused net operating losses, and organization and start-up costs.

Employee Benefit Plan - The Company’s contributions to the qualifying employee retirement plan are recorded as compensation cost in the period incurred.

Stock Option Plan. - Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. Accordingly, no stock based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Company had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supercedes APB No. 25, and amends SFAS No. 95 Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The stock-based compensation expense amount recorded was $167 thousand (pre-tax amount) for the year ending December 2006.

As a result of the adoption of SFAS No. 123R and based on the stock-based compensation awards outstanding as of December 31, 2006, the Company expects to recognize additional pre-tax compensation cost (in thousands) as follows:

2007	$174
2008	$144
2009	$107
2010	$89
2011	$38
Total	$552

Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R in the previous year:

Year Ending December 31, 2005
(dollars in thousands)
Reported net earnings	$553
Stock-based employee compensation expense, net of related tax effects	(58)
Pro forma net earnings	$495

Basic net earnings per share
As Reported
Pro Forma	0.37
Diluted net earnings per share
As Reported	0.40
Pro Forma	0.36

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

The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 2006 and 2005:

Earnings per share calculation
For the years ended December 31,
(In thousands, except per share amounts)

	2006			2005
	Net Income	Weighted Average Shares Outstanding	Per Share Amount	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Basic EPS:
Income available to common shareholders	$1,356	1,879	$0.72	$553	1,324	$0.42

Effect of dilutive securities:
Stock options/warrants	—	42	(0.01)	—	43	(.02)

Diluted EPS:
Income available to common shareholders	$1,356	1,921	$0.71	$553	1,367	$0.40

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in stockholders’ equity from non-owner sources, such as unrealized gains and losses on available-for-sale securities, are reported as other comprehensive income and shown as a separate component of the equity section on the balance sheet. For the years ended December 31, 2006 and 2005, unrealized holding losses on available-for-sale securities were the only items of other comprehensive income. Beginning in 2005, other comprehensive income is reported net of taxes.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company does not expect adoption to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

NOTE 2 — INVESTMENT SECURITIES

The Company’s securities are classified as available-for-sale. The following table summarizes the amounts and the distributions of our investment securities as of December 31, 2006 and 2005:

	Investment Portfolio (dollars in thousands)
	As of December 30, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available-for-sale securities:
U.S. Government Agency Securities	$2,748	—	$(27)	$2,721	$2,496	$—	$(41)	$2,455
Mortgage-backed Securities	781	—	(21)	760	973	1	(27)	947
State, City & Municipal	101	—	—	101	—	—	—	—
Total securities	$3,630	—	$(48)	$3,582	$3,469	$1	$(68)	$3,402

For the year ended December 31, 2006, the investment securities have fair values less than amortized cost and therefore contain unrealized losses. The Company evaluates securities for other-than-temporary impairment on a monthly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The decline in value is not related to any company or industry specific event. Thus, no declines are deemed to be other than temporary. The unrealized losses amounted to $48 thousand as of December 31, 2006.

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2006, by contractual or expected maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or retire obligations with or without call or prepayment penalties.

	(dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$1,250	$1,241
Due after one year through five years	1,498	1,481
Due after five years	101	100
	2,849	2,822

Mortgage-backed securities	781	760
Totals	$3,630	$3,582

During the year ended December 31, 2006 and 2005 there were no securities sold.

The Company did not have securities pledged to secure public deposits at December 31, 2006 or 2005. At December 31, 2006 the Company had no securities pledged as collateral.

NOTE 3 — LOANS

The major classifications of loans at December 31 are summarized as follows:

	(dollars in thousands)
Real Estate Loans	2006	2005
Construction & land development loans	$32,069	$32,033
Real estate 1st trust deed	56,110	41,344
Other real estate mortgage	2,595	2,141
Total real estate	90,774	75,518
Business secured loans	60,937	52,222
Business unsecured loans	2,212	1,390
Consumer and other	6,557	7,410
Gross loans	160,480	136,540
Less: deferred loan fees, net	(333)	(430)
Less: allowance for loan and lease losses	(3,024)	(1,784)
	$157,123	$134,326

At December 31, 2006 and 2005, respectively, $28.6 million and $23 million of loans were pledged as collateral for the Federal Home Loan Bank revolving line of credit (See Note 6).

Transactions in the allowance for loan losses for years ended December 31, are summarized as follows:

	(dollars in thousands)

Balance, beginning of year	$1,784	$998
Provision for loan losses charged to expense	1,302	786
Loans charged-off	(62)	—
Recoveries of loans previously charged-off	—	—
Balance, end of year	$3,024	$1,784

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

The following is a summary of information pertaining to impaired loans and non-accrual loans at:

	December 31,
	2006	2005
	(dollars in thousands)

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	$4,093	$726
Total Impaired loans	$4,093	$726

Valuation allowance related to impaired loans	$1,126	$145
Total non-accrual loans	$3,046	$726
Total loans past due 90 days and still accruing	$-	$-

	Years Ended December 31,
	2006	2005
	(dollars in thousands)

Average investment in impaired loans	$1,462	$363
Interest income recognized on impaired loans	$32	$15
Interest income recognized on a cash basis on impaired loans	$32	$15

No additional funds are committed to be advanced in connection with impaired loans.

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balance of loans serviced for others totaled $18.9 million at December 31, 2006. The carrying value of loan servicing rights is not material.

NOTE 4 — PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at:

	December 31,
	2006	2005
	(dollars in thousands)
Building and improvements	$4,030	$4,027
Equipment, furniture and fixtures	2,286	1,884
Land	1,000	1,000
	7,316	6,911
Less: accumulated depreciation	(1,356)	(899)
Premises and equipment, net	$5,960	$6,012

NOTE 5 — DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits are as follows:

	(dollars in thousands)
	Time Deposits < $100,000	Time Deposits > $100,000
2007	$35,233	$39,549
2008	32	0
	$35,265	$39,549

NOTE 6 — BORROWINGS

The Bank has a continuous revolving line of credit with Federal Home Loan Bank (FHLB) providing for working capital advances up to $29 million. Borrowings are payable on demand and are fully collateralized by certain Bank assets. Interest on outstanding borrowings accrues at the rates negotiated at the time of borrowing, which ranged from 4.46% to 5.4% during 2006. The Bank had $23 million outstanding against the line as of December 31, 2006 at a rate of 5.4%. The Bank had $12 million outstanding against the line as of December 31, 2005.

The Bank has an unsecured line of credit with Pacific Coast Bankers Bank (PCBB) providing for federal fund purchases up to $2.5 million. Interest on outstanding borrowings accrues at the PCBB daily fed fund rate. The Bank had no outstanding borrowings against the line as of December 31, 2006 and 2005.

Celtic has a $25 million revolving line-of-credit with Wells Fargo. The line-of-credit matures in August 2008. The agreement provides for the bank to advance funds up to the maximum line of credit, provided the total amount of outstanding advances at any one time does not exceed the “Borrowers’ Borrowing Base” (BBB). The BBB is based on a percentage of the Celtic’s good quality accounts receivable, equipment and inventory, pledged to it by its debtors. The line of credit is subject to covenants requiring Celtic to meet certain leverage and net worth ratios and contains restrictions as to the incurrence of additional debt, capital expenditures and payment of dividends. Celtic was in compliance with all covenants as of December 31, 2006. Principal is payable on demand, and interest is payable monthly at prime minus 0.25%. The outstanding balance under this revolving line of credit was $17.4 million at December 31, 2006. The underlying loans serve as collateral for the borrowings.

NOTE 7 — INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31:

(dollars in thousands)
	2006	2005
Current:
Federal	$1,179	$721
State	404	207
Benefit from net operating loss carry forwards	—	(523)
	1,583	405
Deferred:
Federal	(417)	51
State	(113)	(54)
	(530)	(3)
(Benefit) provision for income taxes	$1,053	$402

The following summarizes the differences between the provision for income taxes for financial statement purposes and the federal statutory rate of 34% for the years ended December 31:

	2006	2005
Tax provision at federal statutory rate	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.1	7.1
Stock-based compensation and other adjustments	2.6	1.0
Effective tax rate	43.7%	42.1%

The components of the net deferred tax asset are as follows at December 31:

(dollars in thousands)
	2006	2005
Deferred Tax Assets:
Allowance for loan and lease losses	$1,074	$640
Organizational expenditures and start-up costs	—	18
Unrealized loss on securities available for sale	20	27
Acquisition costs	157	166
State income taxes	137	—
Deferred Tax Liabilities:
Accumulated amortization - goodwill	(63)	(16)
FHLB stock dividends	(16)	(8)
Depreciation	(398)	(444)
Accrual to cash adjustment	(66)	(61)
Net deferred tax asset	$845	$322

NOTE 8 — REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Under existing state laws, the Company and Bank are restricted in their ability to pay dividends.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, all of which are defined in the regulations. Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company and the Bank’s required and actual capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2006:
Total Risk-based Capital to
Risk-weighted Assets
Consolidated	$26,514	14.57%	$14,560	8.00%	$18,201	10.00%
Discovery Bank	$17,509	10.96%	$12,780	8.00%	$15,975	10.00%
Tier 1 Capital to Risk -
Weighted Assets
Consolidated	$23,489	12.91%	$7,280	4.00%	$10,920	6.00%
Discovery Bank	$14,768	9.24%	$6,390	4.00%	$9,585	6.00%
Tier 1 Capital to
Average Assets Consolidated	$23,489	12.26%	$7,664	4.00%	$9,580	5.00%
Discovery Bank	$14,768	8.80%	$6,713	4.00%	$8,392	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005:
Total Risk-based Capital to
Risk-weighted Assets
Consolidated	$22,972	14.73%	$12,472	8.00%	$15,590	10.00%
Discovery Bank	$15,282	11.33%	$10,792	8.00%	$13,490	10.00%
Tier 1 Capital to Risk -
Weighted Assets
Consolidated	$21,151	13.57%	$6,236	4.00%	$9,354	6.00%
Discovery Bank	$13,715	10.17%	$5,396	4.00%	$8,094	6.00%
Tier 1 Capital to
Average Assets Consolidated	$21,151	13.45%	$6,292	4.00%	$7,865	5.00%
Discovery Bank	$13,715	9.92%	$5,528	4.00%	$6,910	5.00%

NOTE 9 — LEASE COMMITMENTS

The Company leases two bank branch facilities and three lending facilities under leases expiring through August 2010. The Company also has various equipment leases expiring in 2011. Rent expense for the years ended December 31, 2006 and 2005 was approximately $217 thousand and $91 thousand, respectively.

Minimum payments required under non-cancelable operating leases with terms in excess of one year are as follows for years ending December 31 (dollars in thousands):

2007	$289
2008	$251
2009	$206
2010	$59
2011	$27
$832

NOTE 10 — RELATED PARTY TRANSACTIONS

The Bank grants loans to and accepts deposits from directors, major stockholders and officers as well as entities with which these individuals are associated. Management believes these transactions were made in the ordinary course of business under substantially the same terms and conditions, including interest rates and collateral requirements, as comparable transactions with other customers, and did not involve more than normal credit risk or present other unfavorable features. Loan balances outstanding from related parties at December 31, 2006 and 2005 were approximately $6.8 and $2.8 million, respectively. Deposits from related parties at December 31, 2006 and 2005 were $2.5 and $1.5 million, respectively.

The following chart represents related party loan transactions during the years ended December 31 (dollars in thousands):

Related Party Loan Transactions
	Beginning Balance	Additions	Repayment	Ending Balance

2006	$2,830	$2,162	$286	$4,706
2005	$4,010	$58	$1,764	$2,830

Discovery Bank has made various loans to former director Michael Lenzner, as well as to his related business interests, which loans have been outstanding during the period from January 1, 2006 through March 12th, 2007.  Mr. Lenzner was a director of Discovery Bancorp and Discovery Bank until he resigned from both boards effective March 9, 2007.  The loans include secured (by real estate) and unsecured loans to Mr. Lenzner and various businesses owned in whole or in part by him. The loans to the related entities are personally guaranteed by Mr. Lenzner and vice-versa. The largest amount of principal outstanding to Mr. Lenzner and these related interests (not including the portions held by participating banks) at any time since January 1, 2006 was $2.153 million (at August 31, 2006). The amount of such indebtedness (again net of participations) outstanding as of March 12, 2007, was $1.497 million. The Bank holds approximately 56% of the total outstanding indebtedness by these borrowers, and participating banks hold the remaining 44%. The borrowers made total principal payments of $1.378 million on these loans between January 1, 2006 and March 12th, 2007, of which $819 thousand or 59% was paid to the Bank; and total interest payments of $317 thousand during that same period, of which $180 thousand or 57% was paid to the Bank.  The interest rates on the loans ranged from between 8.25% and 9.25% (Prime based).

The Company determined that an aggregate of approximately $1.5 million of Bank’s portion of this outstanding indebtedness was impaired at December 31, 2006. The Company set aside an additional allowance for loan losses in December 2006 in the amount of $910,000 relating to its retained interest in these loans through a charge to provision for loan losses, and intends to charge off as uncollectible a total of $916,000 of the outstanding indebtedness. Discovery Bank has entered into agreements with the borrowers under which the payment terms of the loans have been restructured and additional collateral has been given to us as part of the restructuring.  This additional security includes 42,590 shares of Discovery Bancorp common stock which will either be sold to an individual in a private transaction or will be liquidated in an orderly fashion. The assumed value of the Discovery Bancorp stock has already been factored into the determination of the impairment amount, so that the payments to be received as a result of the liquidation of the stock will not reduce the amount of the impairment or the intended charge-off. The remaining collateral may have value in the future, but has not been assigned any value in arriving at the above estimated dollar value of the impaired loans.  The Bank has not released the borrowers from their payment obligations under the loans and the agreements calls for total repayment within 5 years from the date of the agreement. Future payments received will be split between Discovery Bank and the participating banks in accordance with their participation percentage on each loan. Discovery Bank's share of these future payments will range between 41% and 50% in accordance with the participation percentage of each loan.

NOTE 11— EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan, established through the Bank during fiscal year 2002, whereby substantially all employees are eligible to participate. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the first 6 percent of an employee’s compensation contributed to the 401(k) plan. Matching contributions vest to the employee equally over a five-year period. For the years ended December 31, 2006 and 2005, the Company contributed $73 thousand and $75 thousand respectively, to the 401(k) plan.

NOTE 12 — STOCK OPTION PLAN

The Company has a stock option plan (hereinafter the “Plan”) which provides for non-qualified stock options for non-employee directors and incentive stock options for employees to purchase up to a maximum of 500,000 shares of authorized common stock. Pursuant to the Plan, the Company has awarded options to directors and employees. The options granted vest 20% per year over five years from the grant date and expire ten years after grant. As of December 31, 2006, 6,910 options had been exercised since the inception of the Plan. As of December 31, 2006 the Company had options outstanding to purchase a total of 270,457 shares of common stock, at exercise prices ranging from $10.00 per share to $19.45 per share, leaving 222,633 shares available for future grants.

The fair value of each option granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005
Risk-free interest rate	4.71%	4.36%
Dividend yield rate	0%	0%
Expected volatility	15%	29%
Expected life	10 Years	10 Years

Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate matches the rates on U.S. Treasury bonds with maturities similar to the expected lives of the options. Expected lives are based on the 10-year term of the options. No cash dividends are projected, which is consistent with management’s expectations.

Stock option transactions (in thousands) for years ended December 31 were:

	2006		2005
	Granted Options for CommonStock	Weighted Average Exercise Price of Shares Under Plan	Granted Options for Common Stock	Weighted Average Exercise Price of Shares Under Plan
Beginning balance	241	$12.20	206	$11.38
Granted	37	19.01	51	15.85
Exercised	—	—	(7)	10.29
Forfeited	(8)	16.00	(9)	15.34
Ending Balance	270	$13.05	241	$12.20
Weighted average fair value of options granted during the year		$7.61		$7.90
Options exercisable at year end	169	$11.02	122	$10.60

The aggregate intrinsic value of options vested as of December 31, 2006 and options expected to vest in future years is approximately $1.7 million. Intrinsic value is based on the excess of the market price of the Company’s stock on December 31, 2006 over the exercise price of options that are vested and expected to vest as of December 31, 2006.

The following table summarizes information concerning currently outstanding and exercisable options (in thousands) as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
10.00 to 10.65	130	4.75 years	10.02	129	10.02
12.25 to 14.25	38	6.36 years	12.98	22	12.91
15.50 to 17.50	66	8.45 years	15.77	18	15.81
18.05 to 19.45	36	9.82 years	19.09	−	−
	270	6.56 years	13.05	169	11.02

Activity in non-vested options (in thousands) during the year ended December 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options December 31, 2005	119	$4.10
Granted	37	7.61
Vested	(48)	3.40
Forfeited	(7)	7.90
Non-vested options, December 31, 2006	101	$5.46

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	2006	2005
Unfunded commitments under lines of credit	$48,168	$38,626
Commercial and standby letters of credit	772	566

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

Because no quoted market price exists for a significant portion of the Company’s financial instruments, the fair values of such financial instruments are derived based on the amount and timing of future cash flows, estimated discount rates, as well as management’s best judgment with respect to current economic conditions. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision.

The fair value information provided is indicative of the estimated fair values of those financial instruments and should not be interpreted as an estimate of the fair market value of the Company taken as a whole. The disclosures do not address the value of recognized and unrecognized nonfinancial assets and liabilities or the value of future anticipated business. In addition, tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into any of the estimates.

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2006 and 2005:

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

Deposits - The fair values of demand deposits, savings deposits and money market accounts were the amounts payable on demand at December 31, 2006 and 2005. The fair value of time deposits was the amounts payable at maturity as all time deposits mature within one year.

Short-term borrowings - For such short-term borrowings, the carrying amount was considered to be a reasonable estimate of fair value.

Commitments to extend credit and letters of credit - The estimated fair value of financial instruments with off-balance sheet risk is not significant at December 31, 2006 and 2005.

The following table presents the carrying amounts and fair values of financial instruments at December 31:

	(dollars in thousands)
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and other short term investments	$18,762	$18,762	$14,854	$14,854
Interest-bearing deposits with banks	6,724	6,724	2,606	2,606
Investment securities, available for sale	3,582	3,582	3,402	3,402
Loans, net	157,123	156,692	134,326	132,549
FINANCIAL LIABILITIES
Deposits	$131,104	$131,104	$112,585	$112,585
Borrowings	22,766	22,766	12,000	12,000

NOTE 15 — PURCHASE OF ASSETS AND LIABILITIES

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

Goodwill of $1.7 million represents the excess of purchase price paid over the estimated fair values of the assets acquired, net of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with goodwill during the years ending December 31, 2006 and 2005.

NOTE 16 — EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain employees which provide for annual bonuses based upon a predetermined formula, company owned automobiles, expense reimbursements, stock options, and standard and customary medical, dental, and life insurance benefits. The agreements also provide for severance compensation for termination without cause.

NOTE 17 — RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank and the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At December 31, 2006, the Bank’s retained earnings available for the payment of dividends was $1.4 million. Accordingly, $13.4 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2006. Loans and advances from the Bank to the Company are limited to 25% of the Bank’s primary capital plus the allowance for loan losses on secured basis and 15% on an unsecured basis.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 18 — STOCK WARRANTS

In 2003, the Bank issued 242,000 shares of common stock in a private placement offering for $13.50 per share. Purchasers of the common stock received one stock warrant for every four shares of common stock purchased. The warrants expired in December 2006. The status and activity of warrants for years ending December 31, 2006 and 2005 are summarized as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
December 31:
Outstanding at beginning of year	60,250	$15.00	60,500	$15.00
Exercised	57,625	15.00	(250)	—
Expired	2,625	—	—	—
Outstanding at end of year	—	$15.00	60,250	$15.00

NOTE 19 — CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Following is the parent company only financial information for Discovery Bancorp:

DISCOVERY BANCORP
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars in thousands)

	2006	2005
ASSETS
Cash & due from banks	$1,603	$2,913
Investment in subsidiaries	21,337	19,771
Loans to Celtic	1,000	-
Other assets	1,272	269
TOTAL ASSETS	$25,212	$22,953
LIABILITIES
Loan payable and other liabilities	$21	$110
TOTAL LIABILITIES	21	110
STOCKHOLDERS’ EQUITY
Common stock	23,758	22,776
Retained earnings	1,462	106
Accumulated other comprehensive loss	(29)	(39)
	25,191	22,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,212	$22,953

DISCOVERY BANCORP
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(dollars in thousands)

	2006	2005
INCOME:
Interest income	$87	$—
EXPENSE:
Interest expense	—	9
Professional expense	84	462
Other expense	64	107
TOTAL EXPENSE	148	578
Loss before income taxes and equity in undistributed net income of subsidiaries	(61)	(578)
INCOME TAX BENEFIT	25	247
Equity in undistributed net income of subsidiaries	1,392	884
NET INCOME	$1,356	$553

DISCOVERY BANCORP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	(dollars in thousands)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,356	$553
Earnings of Discovery Bank	(931)	(847)
Earnings of Celtic Capital Corporation	(457)	(37)
Adjustments to reconcile net income to net cash provided by operating activities:	—	—
Changes in other assets	(1,003)	(259)
Changes in other liabilities	(90)	110
Net cash used in operating activities	(1,125)	(480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution in subsidiaries	—	(4,004)
Loan to Celtic Capital Corporation	(1,000)	—
Net cash used for purchase of Celtic Capital Corporation	0	(3,698)
Net cash used for investing activities	(1,000)	(7,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in loans from Directors	—	(100)
Proceeds from warrants exercised	815	4
Issuance (repurchase) of organizational shares	—	(2)
Proceeds from stock options exercised	—	71
Proceeds from issuance of common stock, net of capital raising costs	—	11,115
Net cash provided by financing activities	815	11,088
Increase/(Decrease) in cash and cash equivalents	(1,310)	2,907

CASH AND CASH EQUIVALENTS BALANCE
Beginning of period	2,913	6
End of period	$1,603	$2,913

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(c) promulgated under the Exchange Act as of the end of the period covered by this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information as of March 26, 2007 with respect to (i) the directors of the Company, (ii) the executive officers of the Company, and (iii) the directors and executive officers as a group:

			Year First	Common Stock Beneficially Owned on March 26, 2007
Name, Address and Offices Held with Company[1]	Principal Occupation for the Past Five Years	Age	Elected or Appointed Director	Number of Shares[2]	Vested Option Shares[3]	Percentage of Shares Outstanding[4]

Robert Cairns Director and Corporate Secretary	Certified Public Accountant/Partner, Cairns, Eng & Applegate, LLP	60	2004 (2001)[5]	38,000	20,352	2.99%
Gabriel P. Castano Director	Owner and President, North County Supply, Inc. (Building Materials Company)	56	2004 (2001)[5]	33,950[6]	11,776	2.36%
Walter F. Cobb Director	Certified Public Accountant Walter F. Cobb, CPA, Inc. Cobb, Stees and Company, LLP[7]	74	2004 (2001)[5]	16,550[8]	7,686	1.25%
Bron Hafner, Sr.[9] Director	Management Consultant [10]	71	2005 (2007)[5]	32,260	−	1.67%
James P. Kelley, II President, Chief Executive Officer and Director	President and Chief Executive Officer, Discovery Bancorp[11]	54	2004 (2001)[5]	26,275	39,392	3.34%
Anthony J. Pitale Director	Principal, Anthony J. Pitale & Associates (Consulting)	64	2004 (2004)[5]	15,541	2,300	0.92%
John R. Plavan Chairman of the Board	Retired/Owner, Plavan Petroleum, Inc. (Petroleum Products/Marketing) and Plavan Investments, LLC (Equipment Leasing)	62	2004 (2001)[5]	28,600	11,487	2.07%

1All offices held apply to both Discovery Bancorp and Discovery Bank unless otherwise indicated. The business address of each of the directors and executive officers is 338 Via Vera Cruz, San Marcos, California 92078.
2 Except as otherwise noted, may include shares held by or with such person's spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); shares held in "street name" for the benefit of such person; or shares held in an Individual Retirement Account or pension plan as to which such person has pass-through voting rights and investment power.
3 Represents option shares which are vested or will vest within 60 days of March 26, 2007 pursuant to the Company's Stock Option Plan. (See “Item 10 - Executive Compensation - “Grants of Plan-Based Awards,” “ - Outstanding Equity Awards at Fiscal Year-End." and “- Compensation of Directors.”)
4This percentage is based on the total number of shares of the Company's common stock outstanding, plus, for each person or group, the number of option shares which are vested or will vest within 60 days of March 26, 2007 pursuant to the Company's Stock Option Plan. (See “Item 10 - Executive Compensation - “Grants of Plan-Based Awards,” “- Outstanding Equity Awards at Fiscal Year-End.” and “- Compensation of Directors.”)
5 Year first appointed a director of Discovery Bank.
6 Includes 400 shares which Mr. Castano holds jointly with his mother, as to which he has shared voting and investment power; 1,000 shares held by North County Supply, Inc., of which Mr. Castano is owner and President, as to which shares he has sole voting and investment power; and 25,000 pledged shares.
7 Mr. Cobb has been president and sole shareholder of Walter F. Cobb, CPA, Inc. in Hemet (previously in San Diego from 1987 to 2000) since 1987. Walter F. Cobb, CPA, Inc. has been a 50% partner in Cobb, Stees and Company, LLP, in Rancho Bernardo since June 2004.
8 Includes 550 shares held by Walter F. Cobb, CPA, Inc., of which Mr. Cobb is sole shareholder, as to which shares he has sole voting and investment power.
9 Bron Hafner and Mark Hafner are father and son, respectively.
10 Bron Hafner has served as a consultant to Celtic Capital Corporation pursuant to a written consulting agreement since September 2005 (see “Item 12” herein), and has also been a director of Celtic during that time. Previously, he served as Chief Executive Officer of Celtic from January 2005 to August 2005, and as President of Celtic from 1998 to December 2004.
11 Messrs. Kelley and Carona have served as President and Chief Executive Officer, and Executive Vice President and Chief Administrative Officer, respectively, of Discovery Bancorp since its inception in 2004, and of Discovery Bank since its inception in 2001.

			Year First	Common Stock Beneficially Owned on March 26, 2007
Name, Address and Offices Held with Company[1]	Principal Occupation for the Past Five Years	Age	Elected or Appointed Director	Number of Shares[2]	Vested Option Shares[3]	Percentage of Shares Outstanding[4]
Stuart Rubin Director	Owner, Rubin Insurance Agency, Inc.	53	2004 (2001)[5]	43,500	12,211	2.87%
Mark W. Santar Director	President and Co-Owner, Mar-Con Products, Inc. (Manufacturing)	57	2004 (2001)[5],12	30,941	11,189	2.17%
Joseph C. Carona Executive Vice President and Chief Administrative Officer	Executive Vice President and Chief Administrative Officer, Discovery Bancorp[11]	66	n/a	3,000	11,103	0.73%
Stanley M. Cruse Executive Vice President and Chief Credit Officer[13]	Executive Vice President and Chief Credit Officer, Discovery Bank[13]	57	n/a	950	3,400	0.23%
Martin McNabb Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer, Discovery Bancorp[14]	58	n/a	-	1,000	0.05%
Mark A. Hafner[9] President and Chief Executive Officer of Finance Subsidiary	President and Chief Executive Officer, Celtic Capital Corporation	44	n/a	22,645	400	1.19%
Directors and Executive Officers as a Group (13 persons)				292,212	132,296	20.59%

12 Mr. Santar resigned as a director of Discovery Bank on March 28, 2007, and now serves instead as a director emeritus. He still serves as a director of Discovery Bancorp.
13 Mr. Cruse has served as Executive Vice President of Discovery Bancorp since its inception in 2004, and as Executive Vice President and Chief Credit Officer of Discovery Bank since February 2004. Previously, he served as Senior Vice President and Regional Manager for the Ontario Office of Business Bank of California, headquartered in San Bernardino, from 1999 to 2004.
14 Mr. McNabb has served as Executive Vice President and Chief Financial Officer of Discovery Bancorp and Discovery Bank since July 2005. Previously, he served as Executive Vice President and Chief Financial Officer of Homepride Finance Corp. the finance subsidiary of Champion Enterprises Inc., located in Overland Park, Kansas, from May 2002 to September 2003; and from January to April 2002, as a consultant for Treasury Bank, a subsidiary of Coutrywide Mortgage, performing assignments for the chief operating officer.

Audit Committee Information

The Board of Directors’ Audit Committee, consisting of directors Cairns (Chairman), Cobb, Pitale, Plavan (alternate) and Rubin, is responsible for overseeing internal auditing and compliance functions and for interfacing with the Company’s independent auditors which met seven times in 2006. The purpose of the Audit Committee is to meet with our outside auditors in order to fulfill the legal and technical requirements necessary to adequately protect our directors, shareholders, employees and depositors. It is also the responsibility of the Audit Committee to select our independent registered public accounting firm and to make certain that this firm has the necessary freedom and independence to freely examine all of our records. The Audit Committee reviews the scope of external and internal audits, and meets bi-monthly, or as needed, to review and assess the results of examinations of all applicable regulatory agencies and of our independent accountants. The Committee then reports any significant findings to the Board. Prior to the public release of annual and quarterly financial information, the Committee discusses with management and the independent accountants the results of the independent accountants’ audit or limited review procedures associated with this information. Further, the Audit Committee pre-approves all audit and permissible non-audit services to be performed by the independent accountants, with certain de minimis exceptions. The Committee also has ultimate responsibility for determining matters of interpretation with respect to the audit related portions of our Code of Ethics, and for making all final decisions concerning any disciplinary actions relating to those portions of the Code. The Board of Directors has determined that Directors Cairns and Cobb each qualify as “Audit Committee Financial Experts” as defined by the rules of the Securities and Exchange Commission. The Board of Directors has also determined that all of the members of the Audit Committee are deemed to be “independent” directors. For purposes of this determination, the Board of Directors used the definition of the term “independent” in the current rules promulgated by the Nasdaq Stock Market, except that the Board considers the Company’s Corporate Secretary, who has no relationship with the Company other than as a shareholder, a director and Corporate Secretary; has never been an actual employee of the Company; and meets every other independence test of the Nasdaq rules; to be “independent.” The Board has also determined that all members of the Audit Committee meet the additional independence requirements of the SEC concerning service on an audit committee.

Code of Ethics

The Board has adopted a Code of Ethics which applies to all of the Company’s directors, officers, and employees, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics requires that the Company’s directors, officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the Company’s best interests. Under the terms of the Code of Ethics, directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.

As a mechanism to encourage compliance with the Code of Ethics, the Company has established procedures for (i) receiving, retaining and addressing complaints received regarding accounting, internal accounting controls or auditing matters; (ii) allowing employees to anonymously report any problems they may detect with respect to such matters; and (iii) reporting any suspected violations of the Code or of law. The Code of Ethics also prohibits the Company from retaliating against any director, officer or employee who makes a good faith report of a suspected violation of the Code or of law (even if the report is mistaken), or against anyone who assists in the investigation of a reported violation. Copies of the Code of Ethics are available upon request, at no charge, directed to: Martin McNabb, Executive Vice President and Chief Financial Officer, 338 Via Vera Cruz, San Marcos, California 92078, telephone number (760) 736-8900.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Information. The following table sets forth certain summary compensation information with respect to the Company’s Chief Executive Officer and its two most highly compensated executive officers other than the Chief Executive Officer whose total compensation for the fiscal year ended December 31, 2006, exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary[1]	Bonus	Non-Equity Incentive Plan Compensation[2]	Option Awards[3]	All Other Compensation[4]	Total

James P. Kelley, II President and Chief Executive Officer	2006	$166,000	-	$34,500	$19,954	$18,929	$239,383
Joseph C. Carona Executive Vice President and Chief Administrative Officer	2006	142,000	-	25,000	12,640	18,834	198,474
Mark A. Hafner President and Chief Executive Officer, Celtic Capital Corporation	2006	200,000	$7,500	-	3,541	20,550	231,591

Grants of Plan-Based Awards. The following table provides information with respect to stock options granted to the Named Executive Officers during 2006, which were the only plan-based awards granted to the Named Executive Officers during 2006:Grants of Plan-Based Awards

Name	Grant Date	Number of Shares Underlying Options Granted in 2006[5]	Exercise or Base Price	Grant Date (123R) Fair Value

James P. Kelly, II	12/20/06	1,800	$19.45	$14,144
Joseph C. Carona	12/20/06	1,300	19.45	10,215
Mark A. Hafner	12/20/06	3,000	19.45	25,573

1 Salary figures include amounts deferred pursuant to the Company’s 401(k) Plan (the “401(k) Plan”). The 401(k) Plan permits participants to contribute a portion of their annual compensation on a pre-tax basis (subject to a statutory maximum), which contributions vest immediately when made. The Company's policy for employees with more than 1,000 hours of service per year is to match 50% of the employee’s contribution for the year, up to a maximum of 3% of the employee’s salary, which contributions become vested over a period of five years at the rate of 20% per year beginning at the end of the first year of completed employment.
2 The 2006 non-equity incentive plan for Messrs. Kelley and Carona was based on attainment of targets for deposit growth, net income and return on equity. Mr. Hafner’s non-equity incentive award was based on the formula in his employment agreement.
3 Reflects the amount expensed under FAS 123R for the fiscal year concerning the options (see “-Employment Agreements”) granted in 2006 and in prior years. The assumptions used in valuing these stock and option awards are detailed in Note 12 to the consolidated financial statements contained in Item 7 herein.
4 Consists of employer contributions to these individuals’ accounts pursuant to the 401(k) Plan, auto allowances and medical benefits. For Mr. Carona, includes medical benefits of $11,276. No other individual amounts are shown as no other single item amounted to more than $10,000.
5 Each option in the table vests at the rate of 20% per year commencing one year from the date of grant. Options are for terms of ten years and the exercise price is the fair market value of the stock on the date of grant. Unvested options accelerate in the event of a change in control of the Company, and options terminate in the event of termination of employment, with the time period for exercise of the vested portion depending on the reason the service ceases. In the case of termination for cause, the options expire immediately.

      Outstanding Equity Awards at Fiscal Year-End. No stock options were exercised by the Named Executive Officers during 2006. The following table provides information with respect to outstanding equity awards held by the Named Executive Officers at December 31, 2006:

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Shares Underlying Unexercised Options - Exercisable	Number of Shares Underlying Unexercised Options - Unexercisable [1]	Option Exercise Price	Option Expiration Date

James P. Kelley, II	31,812 6,000 600 480 500 0	0 1,500 400 720 2,000 1,800	$10.00 13.50 14.25 16.00 15.50 19.45	09/19/11 03/19/13 12/17/13 12/15/14 12/21/15 12/20/16

Joseph C. Carona	7,953 800 450 400 1,000 500 0	0 200 300 600 1,500 2,000 1,300	$10.00 13.50 14.25 16.00 16.35 15.50 19.45	09/19/11 03/19/13 12/17/13 12/15/14 01/27/15 12/21/15 12/20/16

Mark A. Hafner	400 0	1,600 3,000	$15.50 19.45	12/21/15 12/20/16
_____________
1 Each of these options rests at the rate of 20% per year commencing one year  from the date of grant.

Employment Agreements. Discovery Bank has entered into an employment agreement with Mr. Kelley for a term of three years commencing January 1, 2005, at an initial base salary of $153,996 per year, with annual increases thereafter in the discretion of the Board of Directors. The agreement also calls for discretionary bonuses, an automobile allowance or use of a bank owned automobile, expense reimbursement, and standard and customary medical, dental and life insurance benefits. The agreement provides for severance compensation equal to six months' salary upon termination without cause or in the event of a merger or other change in control of the Bank as defined in the agreement.

The Bank has also entered into an employment agreement with Mr. Carona on identical terms and for the same period as described above with respect to Mr. Kelley’s agreement, except that Mr. Carona’s initial base salary is $117,204 per year.

Celtic has entered into an employment agreement with Mark Hafner for a term of three years commencing January 27, 2005, at an initial base salary of $200,000 per year with annual increases thereafter in the discretion of the Board of Directors. The agreement also calls for a formula bonus equal to five percent (5%) of Celtic’s pre-tax net income provided that Celtic has attained an after-tax return on average equity of not less than fifteen percent (15%). The agreement also provides for the grant of stock options, an automobile allowance, reimbursement of business related expenses, standard and customary medical, dental and life insurance benefits and participation in other employee benefit programs generally available to senior officers or employees of the Company. The agreement provides for severance compensation equal to six months’ then current salary in the event Mr. Hafner’s employment is terminated without cause or in the event of a merger or a material change of control. The agreement also contains certain non-competition and non-solicitation provisions.

Compensation of Directors

During 2006, we paid each of our non-employee directors a fee of $18,000 for the year, except for the Chairman, who received $21,600. We paid them for their services as directors of both Discovery Bank and Discovery Bancorp. Non-employee directors of Celtic Capital Corp each received a fee of $6,000 for the year. We did not pay fees on a per meeting basis for Board or committee meeting attendance.

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2006. Compensation paid to Mr. Kelley, the only director who is also a Named Executive Officer, is set forth in the Summary Compensation Table under - “Summary Executive Compensation” above.

Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards[1]	All Other Compensation	Total

Robert Cairns	$24,000	$1,411	-	$25,411
Gabriel P. Castano	18,000	1,866	-	19,866
Walter F. Cobb	18,000	273	-	18,273
Bron Hafner, Sr.	6,000	-	60,000[2].	66,000
John R. Plavan	27,600	228	-	27,806
Stuart Rubin	18,000	637	-	18,637
Mark W. Santar	18,000	319	-	18,319
Anthony J. Pitale	24,000	46	-	24,046

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 11 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 - Market for Common Equity and Related Shareholder Matters; Issuer Repurchases of Equity Securities” above.

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

Management knows of no person who owned beneficially more than 5% of the outstanding common stock of the Company as of March 26, 2007. Information concerning the security ownership of the Company’s executive officers and directors is set forth under Item 9 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company and Celtic entered into a consulting agreement with director Bron Hafner pursuant to which Mr. Hafner began serving as a consultant to Celtic effective as of September 1, 2005. The consulting agreement has a term of three years, provides for a monthly consulting fee of $5,000 per month and the reimbursement of certain business expenses. The agreement provides for severance compensation equal to six months’ consulting fee in the event the agreement is terminated without cause or in the event of a merger or a material change in control. The agreement provides that for a period of three years from September 1, 2005, Mr. Hafner will not solicit customers or employees of Celtic to be customers or employees of another firm, nor will he, directly or indirectly, own or control a commercial finance business in California or Arizona; provided however that he may make certain investments in commercial finance transactions and may make extensions of credit for his own account provided that such loans have first been offered to Celtic, and Celtic has declined to extend the credit.

Some of the directors, executive officers and principal shareholders of the Company and the companies with which they are associated have been customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business since January 1, 2006, and the Bank expects to continue to have such banking transactions in the future. Except as indicated below, all loans and commitments to lend included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and, in the opinion of Management of the Bank, did not involve more than the normal risk of repayment or present any other unfavorable features.

1 Represents the amount expensed under FAS 123R for the fiscal year concerning the options or awards granted. The assumptions used in valuing these stock and option awards are detailed in Note 12 to the consolidated financial statements contained in Item 7 herein. As of December 31, 2006, each non-employee director held outstanding stock options covering the following numbers of shares: Mr. Cairns: 26,325 shares; Mr. Castano: 17,967 shares; Mr. Cobb: 10,672 shares; Mr. Hafner: 0 shares; Mr. Plavan: 14,908 shares; Mr. Rubin: 17,068 shares; Mr. Santar: 14,351 shares; and Mr. Pitale: 3,550 shares. All options granted to the non-employee directors vest at the rate of 20% per year beginning on the first anniversary of the date of grant. The numbers of shares subject to such options which were vested as of March 26, 2007 are listed in the table in Item 9 above.

2 Consists entirely of consulting fees (see Item 12 herein).

Discovery Bank has made various loans to former director Michael Lenzner, as well as to his related business interests, which loans have been outstanding during the period from January 1, 2006 through March 12th, 2007.  Mr. Lenzner was a director of Discovery Bancorp and Discovery Bank until he resigned from both boards effective March 9, 2007.  The loans include secured (by real estate) and unsecured loans to Mr. Lenzner and various businesses owned in whole or in part by him. The loans to the related entities are personally guaranteed by Mr. Lenzner and vice-versa. The largest amount of principal outstanding to Mr. Lenzner and these related interests (not including the portions held by participating banks) at any time since January 1, 2006 was $2.153 million (at August 31, 2006). The amount of such indebtedness (again net of participations) outstanding as of March 12, 2007, was $1.497 million. The Bank holds approximately 56% of the total outstanding indebtedness by these borrowers, and participating banks hold the remaining 44%. The borrowers made total principal payments of $1.378 million on these loans between January 1, 2006 and March 12th, 2007, of which $819 thousand or 59% was paid to the Bank; and total interest payments of $317 thousand during that same period, of which $180 thousand or 57% was paid to the Bank.  The interest rates on the loans ranged from between 8.25% and 9.25% (Prime based).

The Company determined that an aggregate of approximately $1.5 million of Bank’s portion of this outstanding indebtedness was impaired at December 31, 2006. The Company set aside an additional allowance for loan losses in December 2006 in the amount of $910,000 relating to its retained interest in these loans through a charge to provision for loan losses, and intends to charge off as uncollectible a total of $916,000 of the outstanding indebtedness. Discovery Bank has entered into agreements with the borrowers under which the payment terms of the loans have been restructured and additional collateral has been given to us as part of the restructuring.  This additional security includes 42,590 shares of Discovery Bancorp common stock which will either be sold to an individual in a private transaction or will be liquidated in an orderly fashion. The assumed value of the Discovery Bancorp stock has already been factored into the determination of the impairment amount, so that the payments to be received as a result of the liquidation of the stock will not reduce the amount of the impairment or the intended charge-off. The remaining collateral may have value in the future, but has not been assigned any value in arriving at the above estimated dollar value of the impaired loans.  The Bank has not released the borrowers from their payment obligations under the loans and the agreements calls for total repayment within 5 years from the date of the agreement. Future payments received will be split between Discovery Bank and the participating banks in accordance with their participation percentage on each loan. Discovery Bank's share of these future payments will range between 41% and 50% in accordance with the partcipation percentage on each loan.

Director Independence

The Board of Directors has determined that all of its directors, with the exception of directors Hafner and Kelley, are deemed to be “independent” directors. For purposes of this determination, the Board of Directors used the definition of the term “independent” in the current rules promulgated by the Nasdaq Stock Market, except that the Board considers the Company’s Corporate Secretary, who (i) has no relationship with the Company other than as a shareholder, a director and Corporate Secretary; (ii) has never been an actual employee of the Company; and (iii) meets every other independence test of the Nasdaq rules; to be “independent.”

ITEM 13. EXHIBITS

The following is a list of exhibits filed as a part of this Annual Report.

2.1	Plan of Reorganization and Merger Agreement, dated October 20, 2004, by and between Discovery Bank and DB Merger Company (1)

3.1	Articles of Incorporation of Discovery Bancorp (1)

3.2	Bylaws of Discovery Bancorp (1)

4.2	Shareholder Agreement, dated October 20, 2004 (1)

10.1	Discovery Bancorp 2004 Stock Option Plan (1)

10.3	Form of Discovery Bancorp Indemnity Agreement (1)

10.4	Lease Agreement (338 Via Vera Cruz) (1)

10.5	Employment Agreement, dated January 1, 2005, with James P. Kelley, II (2)

10.6	Employment Agreement, dated January 1, 2005, with Joseph Carona (2)

10.8	Employment Agreement, dated February 1, 2005, with Stanley Cruse (2)

10.9	Celtic Asset Purchase Agreement, dated January 27, 2005 (2)

10.10	Employment Agreement, dated July 21, 2005, with Martin McNabb (3)

10.11	Employment Agreement, dated January 27, 2005, with Mark Hafner (4)

10.12	Employment Agreement, dated January 27, 2005, with Alex Falo (4)

10.13	Consulting Agreement, dated January 27, 2005, with Bron Hafner (4)

11.1	Statement re: Computations of Per Share Earnings (See Note 1 to Consolidated Financial Statements contained in “Item 7 Financial Statements” of this Annual Report on Form 10-KSB).

16.1	Letter on Change in Certifying Accountant (5)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification of Periodic Financial Report*
____________

*	Filed herewith

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed with the Commission on January 18, 2005.

(2)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed with the Commission on April 6, 2005.

(3)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on July 27, 2005.

(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB filed with the Commission on November 18, 2005.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s current principal accounting firm, Hutchinson and Bloodgood and its former principal accounting firm, Moss Adams, for the fiscal years ended December 31, 2006 and 2005, were as follows:

	2006	2005
Audit fees	$107,949	$144,150[1]
Audit related fees	-	-
Tax fees	25,573	22,076
All other fees	15,708[2]	256,560[3]

Total:	$147,230	$422,785

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services to be performed by the independent auditors, provided that pre-approval is not required with respect to non-audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes 5% or less of the total amount paid by the Company to its independent auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and are approved by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee prior to the completion of the Audit.

None of the fees paid by the Company to its independent auditors during 2006 and 2005 were paid under the de minimis safe harbor exception from pre-approval requirements. The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Hutchinson and Bloodgood.

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

All services rendered by each of Moss Adams and Hutchinson & Bloodgood were pre-approved by the Bank’s Audit Committee who reviewed the scope of services to be rendered and considered the possible effect of each such service on the independence of each of Moss Adams and Hutchinson & Bloodgood.

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

1 Includes $66,621 billed by Moss Adams for review of review of financial information in our Form 10-QSB quarterly reports filed with the SEC prior to their discharge in December 2005.
2 Consists of $5,443 billed by Moss Adams for a consent relating to the Company’s 10-KSB for the fiscal year ended December 31, 2005; and $10,266 billed by Hutchinson and Bloodgood for research support, attendance to audit committee and annual shareholders’ meetings and earnings releases.
3 Includes $247,370 billed by Moss Adams, and $4,060 billed by Hutchinson and Bloodgood, in connection with assistance with and review of the holding company reorganization, a public stock offering, and the acquisition of Celtic Capital Corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2007.

DISCOVERY BANCORP
(Registrant)

By:	/s/ James P. Kelley, II
James P. Kelley, II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Cairns	Director and Secretary	March 28,2007
Robert Cairns

/s/ Gabriel P. Castano	Director	March 28,2007
Gabriel P. Castano

/s/ Walter F. Cobb	Director	March 28,2007
Walter F. Cobb

/s/ Bron Hafner, Sr.	Director	March 28,2007
Bron Hafner, Sr.

/s/ James P. Kelley, II	President and Chief Executive Officer (Principal Executive Officer)	March 28,2007
James P. Kelley, II

/s/ Martin McNabb	Executive Vice President and Chief Financial Officer (Principal Financial Officer and	March 28,2007
Martin McNabb	Principal Accounting Officer)

/s/ Anthony J. Pitale	Director	March 28,2007
Anthony J. Pitale

/s/ John R. Plavan	Chairman of the Board	March 28,2007
John R. Plavan

/s/ Stuart Rubin	Director	March 28,2007
Stuart Rubin

/s/ Mark W. Santar	Director	March 28,2007
Mark W. Santar